Form 10QSB
period 2007-09-30
Belvedere SoCal
filed 2007-11-23
CIK 1393534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For transition period              to

Commission File Number: 333-141453

Belvedere SoCal

(Exact name of small business issuer as specified in its charter)

California	20-8356735
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

One Maritime Plaza, Suite 825

San Francisco, California 94111

(Address of principal executive offices)

(415) 434-1236

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Title of Class: Common Stock, no par value; shares outstanding as of October 30, 2007: 1,000

Transitional Small Business Disclosure Format (Check one)    Yes  ☐    No  ☒

Explanatory Note:

Belvedere SoCal (the “SoCal”) is a newly formed corporation that was established to acquire Professional Business Bank, a bank headquartered in Pasadena, California. Please see Item 2 for a fuller explanation of SoCal and its business plan. To date, SoCal has had no material operations and has been minimally capitalized by its current sole shareholder, Belvedere Capital Fund II L.P. This report, including the financial statements that follow, is reflective of the lack of any material operations by SoCal.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

BELVEDERE SOCAL

BALANCE SHEET

as of September 30, 2007

Sep 30, 07
ASSETS
Current Assets
Cash	$317.56

Total Current Assets	317.56

TOTAL ASSETS	$317.56

LIABILITIES & EQUITY
Liabilities
Current Liabilities
Due to Affiliates
Due to Fund II	$11,000.00

Total Due to Affiliates	11,000.00

Total Other Current Liabilities	11,000.00

Total Liabilities	11,000.00

Equity
Paid-in capital	1,000.00
Net loss	-11,682.44

Total Equity	-10,682.44

TOTAL LIABILITIES & EQUITY	$317.56

BELVEDERE SOCAL

STATEMENTS OF INCOME

for the Three and Nine Months Ended September 30, 2007

	Jul - Sep 07	Jan - Sep 07
Ordinary Income/Expense
Expense
Filing fees	$0.00	$11,500.00
Bank service charges	0.00	182.44

Total Expense	0.00	11,682.44

Net Ordinary loss	0.00	-11,682.44

Net loss	$0.00	$-11,682.44

BELVEDERE SOCAL

STATEMENT OF CASH FLOWS

for the Nine Months Ended September 30, 2007

Jan - Sep 07
OPERATING ACTIVITIES
Net Income	$-11,682.44
Adjustments to reconcile Net Income to net cash provided by operations:
Increase in amount due to Fund II	11,000.00

Net cash provided by Operating Activities	-682.44

FINANCING ACTIVITIES
Paid-in capital	1,000.00

Net cash provided by Financing Activities	1,000.00

Net cash increase for period	317.56

Cash at end of period	$317.56

BELVEDERE SOCAL

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

for the Nine Months Ended September 30, 2007

Sep 30, 07
Stockholders’ equity, December 31, 2006	$0.00
Paid-in capital	1,000.00
Net loss	-11,682.44

Stockholders’ equity, September 30, 2007	$-10,682.44

ITEM 2. Management’s Discussion and Analysis or Plan of Operation

PLAN OF OPERATION

Forward Looking Information

Statements concerning future performance, developments or events, expectations for growth and income forecasts, and any other guidance on future periods, including SoCal’s business plan, constitute forward-looking statements that are subject to a number of risks and uncertainties. Actual results may differ materially from stated expectations. Specific factors include, but are not limited to, loan production, balance sheet management, the economic condition of the Southern California markets, net interest margin, loan quality, the ability to control costs and expenses, interest rate changes and financial policies of the United States government, and general economic conditions. Additional information on these and other factors that could affect financial results are included in the section entitled “Risk Factors” of SoCal’s Registration Statement on Form S-4 filed on March 21, 2007, and subsequently amended on May 1, August 28, September 21, October 5, and October 11, 2007, and its other Securities and Exchange Commission filings.

When used in this document, the words or phrases such as “will likely result in,” “management expects that,” “will continue,” “is anticipated,” “estimate,” “projected,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). Readers should not place undue reliance on the forward-looking statements, which reflect management’s view only as of the date hereof. SoCal undertakes no obligation to publicly revise these forward-looking statements to reflect subsequent events or circumstances. This statement is included for the express purpose of protecting SoCal under PSLRA’s safe harbor provisions.

General

SoCal is a newly formed corporation, which is currently wholly-owned by Belvedere Capital Fund II L.P., or the “Fund.” SoCal has no material assets or liabilities. The Fund is a Delaware limited partnership formed in 2002. It is a private investment fund with 30 limited partners and one general partner. Both the Fund and its general partner are registered bank holding companies. Two of the Fund’s principals were the original founders of the successful first Belvedere fund, California Community Financial Institutions Fund, L.P., which over eight years aggregated eight community banks in California into Placer Sierra Bancshares. The Fund currently owns controlling positions in Presidio Bank (San Francisco, CA), Belvedere Texas Holdings L.P. (the controlling investor in Green Bancorp (Houston, TX)) and Belvedere HCC Holdings, Inc. (the controlling investor in Hometown Commercial Capital, LLC (Burlingame, CA)). The Fund uses committed funds from its partners to fund its acquisition activities. At December 31, 2006, the book value of the Fund’s investment in other institutions was approximately $55.0 million.

On February 1, 2007, SoCal entered into an Agreement to Merge and Plan of Reorganization with Professional Business Bank, which agreement has since been amended on April 23, and August 7, 2007, which provides for the acquisition of Professional Business Bank by SoCal. SoCal was formed by the Fund specifically for the acquisition of Professional Business Bank. Professional Business Bank is a business focused bank in Pasadena, California. Professional Business Bank serves the financial services needs of businesses and consumers in the Tri-City area of Pasadena, Glendale and Burbank, as well as the surrounding cities and communities of Los Angeles County. The successful merger of Professional Business Bank with a subsidiary of SoCal (referred to as “SoCal Bank”) is intended to provide the platform for SoCal to expand into the Southern California market.

SoCal’s common stock is not currently traded on any public exchange, nor is it quoted in the over-the-counter market. Upon the successful completion of the merger with Professional Business Bank, SoCal is obligated to, and will, take all required action to have its common stock quoted on the OTC Bulletin Board, and to maintain eligibility for quotation on the OTC Bulletin Board.

Since the shares of SoCal common stock to be issued in the merger have been registered with the SEC, SoCal will file periodic reports (quarterly reports on form 10-Q, annual reports on form 10-K), and make other required filings, with the SEC pursuant to the Securities Exchange Act of 1934 until at least December 31, 2008. Whether or not it will continue to file reports thereafter will depend on the number of SoCal shareholders and other factors. SoCal also will be required to provide an annual report to its shareholders.

Properties

Currently, SoCal operates out of leased offices at One Maritime Plaza, Suite 825, San Francisco, California.

Legal Proceedings

There are no material pending legal proceedings to which SoCal or SoCal Bank is a party or to which any of their properties are subject. There are no material proceedings known to SoCal to be contemplated by any governmental authority. Because of the nature of its business, SoCal expects to be involved in a variety of litigation matters in the ordinary course of its business and anticipates that it will become involved in new litigation matters from time-to-time in the future.

SoCal Bank

SoCal Bank, which will be the “Surviving Bank” in the merger with Professional Business Bank, will be, at the effective time of that merger, a California state chartered bank formed solely for the purpose of completing the merger. Prior to the merger it will have no material business operations. Upon completion of the merger, its name will change to Professional Business Bank and it will conduct a general commercial banking business.

Business Plan

SoCal intends to cause the Surviving Bank to provide responsive, personalized financial products and services to small- and medium-sized businesses, professionals, and high net worth individuals in Southern California. Upon completion of the merger, the Surviving Bank intends to offer substantially the same products and services currently offered by Professional Business Bank. To accomplish its goal of becoming Southern California’s premier business banking franchise, SoCal intends to pursue both organic growth of the Surviving Bank and growth through opportunistic acquisitions.

Growth Strategy. Planned organic growth will have two components—hiring of additional of staff and adding branch offices. SoCal will seek to grow the balance sheet by hiring highly talented Relationship Managers (“RMs”) in the tri-city area (Glendale, Pasadena and Burbank) and other Southern California areas. Through the personal networks of SoCal’s Chairman, existing staff, the

Fund’s connections and management recruiters, the Surviving Bank will seek to identify top performers and provide a pay-for-performance compensation package offering significant upside and work flexibility for top performers. This compensation package will combine a modest base salary with uncapped upside that will enable strong RMs to earn more at the Surviving Bank than they could at any other local institution. Furthermore, high performing RMs will be granted SoCal options to create a strong incentive for RMs to build firm value through coordinated teamwork. Furthermore, the Surviving Bank will promote a work environment embracing flexibility for employees and a productive, positive relationship between the RMs and other key segments of the institution. This environment can be a significant non-monetary differentiator for potential employees when comparing the Surviving Bank to its larger competitors. SoCal expects its organic growth strategy, in particular the hiring of RMs, will be expensive and, when combined with other increased non-interest expenses, is expected to result in yearly losses for the first several years of operations. However, SoCal also believes this investment in personnel and infrastructure is critical for its long term profitability.

Although there are no specific new branches yet planned, the Surviving Bank will open branches in new geographies to support the needs of newly hired RMs and their customers. These branches will offer all of the Surviving Bank’s traditional products and services and also provide marketing support as the Surviving Bank enters new geographies in Southern California.

In addition to organic growth, SoCal believes that an opportunity exists to grow the franchise throughout Southern California with several opportunistic acquisitions. These acquisitions are expected to range in asset size from $50 million to $1 billion and will provide personnel, customers and geographic access complementary to SoCal’s existing franchise. Cost synergy may also help to make SoCal more profitable. While the Fund continually is presented with and seeks out acquisition opportunities to enhance its value, at this time, SoCal has no specific plans, arrangements or understandings to make any acquisitions except for Spectrum Bank and the ongoing negotiations to acquire First Heritage Bank, N.A. that are discussed in more detail in SoCal’s Registration Statement on form S-4, filed on March 21, 2007, and subsequently amended on May 1, August 28, September 21, October 5, and October 11, 2007.

SoCal believes that acquisition opportunities will result from an increasing willingness to sell by community banks as well as SoCal’s attractive model for combinations. In the increasingly competitive bank environment, SoCal believes that many bank owners and operators will find it more difficult than ever to grow profitably. SoCal believes it is reasonable to expect a number of Southern California community banks to partner with other institutions.

SoCal expects that its model for acquisitions will be very attractive to potential sellers, as many shareholders would like their equity to participate in the future growth of their institution post-transaction and that opportunity will be offered to them by SoCal. SoCal expects to offers these shareholders an experienced management team and strong underlying platform.

Management by the Fund. SoCal, the Surviving Bank and the Fund will enter into a management agreement under which the Fund will provide to SoCal and the Surviving Bank certain management support for a fee. In addition the Fund will work with SoCal in identifying, structuring, negotiating and completing acquisitions.

Off-balance Sheet Arrangements. Because SoCal has had no material operations to date, it has no off-balance sheet arrangements. However, upon completion of the merger it will succeed to those of Professional Business Bank. In addition, and as more fully discussed in the proxy statement - prospectus filed by SoCal on October 15, 2007, in connection with the merger with Professional Business Bank, SoCal will incur certain merger related expenses that are not reflected on the financial statements included with this 10-QSB.

SoCal does not believe that these future off-balance sheet arrangements will have a material effect on SoCal’s, or the Surviving Bank’s, financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, but there can be no assurance that such arrangements will not have a future effect.

ITEM 3. Controls and Procedures

The Company has had no material operations to date, and will not have any operations unless and until its pending acquisition of Professional Business Bank is closed. Because it has had no material operations, management was unable to conduct a meaningful evaluation of the Company’s disclosure controls and procedures for the quarter ended September 30, 2007.

There was no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds (c) Stock Repurchases

Upon SoCal’s incorporation, a total of 1,000 shares of common stock were issued to Belvedere Capital Fund II L.P., SoCal’s current sole shareholder, for $1,000. SoCal’s issuance of common stock to Belvedere Capital Fund II L.P. was exempt under Section 4(2) of the Securities Act of 1933.

ITEM 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELVEDERE SOCAL

Date: November 23, 2007	/s/ Alison Davis
Alison Davis
President and Chief Executive Officer

Date: November 23, 2007	/s/ Jae Lim
Jae Lim
Chief Financial Officer

EXHIBIT INDEX

Exhibit Sequential Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002