Form 10KSB
period 2007-12-31
Belvedere SoCal
filed 2008-03-31
CIK 1393534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number 333-141453

BELVEDERE SOCAL
(Name of small business issuer as specified in its charter)

State of California	20-8356735
(State or other jurisdiction of employee incorporation or organization)	(I.R.S. Employer Identification No.)

One Maritime Plaza, Suite 825, San Francisco	California 94111
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (415) 434-1236

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, (no par value)	None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [   ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  [X].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]  No [ X]

Registrant’s revenues for 2007 were $1.9 million.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant at March 21, 2008 was $10,382,606.

As of March 21, 2008, the Registrant had 3,325,803 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)  Yes [   ]    No[X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Belvedere SoCal (“SoCal”) is a bank holding company formed in 2007 with the vision of becoming Southern California’s premier provider of financial services for small businesses.  Through its focus on small business customers, experienced management and staff, disciplined credit policies, and emphasis on the customer experience, SoCal intends to grow rapidly by attracting highly talented employees, opening new branch offices and making strategic acquisitions.

History.  As part of its acquisition strategy, SoCal has completed two acquisitions that fit with its growth model.  Each of these acquisitions brings a low-cost deposit base, a footprint in markets with attractive growth potential, and a talented employee base with a strong emphasis on customer service.

On November 23, 2007, SoCal completed the merger of Professional Business Bank with a subsidiary of SoCal.  Professional Business Bank has demonstrated that it has an excellent platform from which to organically grow and to support additional acquisitions.  As of September 30, 2007, Professional Business Bank had assets of $214.1 million, net loans of $188.5 million, deposits of $180.9 million and shareholders’ equity of $20.2 million.

On January 31, 2008, SoCal completed the acquisition of Spectrum Bank a California state charted bank headquartered in Irvine, California.  The consideration paid in the transaction consisted of $22 million in cash and $15 million of trust preferred securities issued to certain former Spectrum Bank shareholders.  Spectrum Bank has branch offices in Montebello and Huntington Beach, California.  As of December 31, 2007, Spectrum Bank had assets of $157.2 million, net loans of $79.7 million, deposits of $143.4 million and shareholders’ equity of $12.7 million.  This low ratio of loans to deposits presents an opportunity for Spectrum Bank to grow its loan portfolio by actively pursuing deeper business relationships with its current customer base and gives Spectrum Bank the flexibility to pursue new customers by leading with loan products.

SoCal is currently structured as a two bank holding company and the two subsidiary banks collectively are referred to in this 10-KSB as the “Subsidiary Banks.”  It is anticipated that the Subsidiary Banks will enter into a merger agreement in the second quarter whereby Spectrum Bank will be merged into Professional Business Bank.  Such merger will be subject to regulatory approval and is anticipated to close in July 2008.

Relationship with Belvedere Capital. Following the recently completed acquisition of Spectrum Bank, 73.0% of SoCal’s common stock is owned by Belvedere Capital Fund II L.P. (the “Fund”).

Based in San Francisco, CA, Belvedere Capital has established itself as one of the leading private equity investors in community banks and related financial services in the U.S.  Since 1994, Belvedere Capital has purchased or invested in 18 financial services companies and partnered with strong management teams to build profitable, growing franchises and deliver excellent returns to its investors.  Belvedere Capital’s principals have decades of experience investing in and operating financial institutions and will work with SoCal to enhance growth, operating performance and strategic positioning.

The Fund is a Delaware limited partnership formed in 2002 by Belvedere Capital. It is a private investment fund with 30 limited partners and one general partner. Both the Fund and its general partner are registered bank holding companies. Two of the Fund’s principals were the original founders of the successful first Belvedere Capital fund, California Community Financial Institutions Fund, L.P.

Trading and Disclosure.  SoCal’s common stock is currently quoted on the OTC Bulletin Board under the symbol “BLVE.”  Since the shares of SoCal common stock issued in the merger with Professional Business Bank were registered with the SEC, SoCal will file periodic reports (such as quarterly reports on form 10-Q), and make other required filings with the SEC pursuant to the Securities Exchange Act of 1934 until at least December 31, 2008. Whether or not it will continue to file reports thereafter will depend on the number of SoCal shareholders and other factors.  No assurances can be given that SoCal will continue to file reports with the SEC after that date.

BUSINESS PLAN

SoCal intends to cause the Subsidiary Banks to provide responsive, personalized financial products and services to small- and medium-sized businesses, professionals, and high net worth individuals in Southern California. Upon completion of the two recent mergers, both Subsidiary Banks continued to offer substantially the same products and services previously offered by them.  To accomplish its goal of becoming Southern California’s premier business banking franchise, SoCal intends to deepen and expand its relationships with business customers, maintain its strong credit culture, and pursue both organic growth and growth through opportunistic acquisitions.

Business Banking Strategy.  Due to the high number of small- and medium-sized businesses in Southern California, and the attractive economics associated with business-banking, SoCal believes that there is an excellent opportunity to build a business-focused community bank throughout Southern California.  The Subsidiary Banks will focus intensely on these business customers, their employees, and associated high net worth individuals by serving them with a full suite of community banking products that are tailored to each customer’s individual need.  SoCal believes that this market opportunity is large enough that its exclusive focus on these customers will present significant opportunities for improved profitability.

SoCal will devote significant resources to continuing to strengthen the Subsidiary Banks’ low-cost deposit bases by pursuing customers with the most attractive deposit characteristics.  In some cases, the Subsidiary Banks will use their lending products as a means to capturing the deposit business from these customers.

Credit Culture.  Over the past five years, the Subsidiary Banks have had loss ratios that are among the best in their industry through their conservative lending profiles, focus on their local communities, and emphasis on establishing deep relationships with each of their customers.  SoCal intends to build on these strong credit cultures through a vigorous loan approval process that includes careful underwriting and pricing of risk.  The Subsidiary Banks will balance their strict adherence to conservative underwriting standards while retaining their most profitable customers.  The Subsidiary Banks have not historically engaged in, and do not intend to engage in, any meaningful subprime or single family residence lending. Despite these factors, a further weakening of the economy and softening of the real estate market could cause SoCal to experience increased losses in our loan portfolio, which would affect earnings and adversely affect the capital ratios of the Subsidiary Banks.

Organic Growth Strategy. SoCal’s organic growth strategy has two components –  hiring of additional staff and adding branch offices. SoCal will seek to grow its balance sheet by hiring highly talented Relationship Managers (“RMs”) throughout Southern California.  Through the personal networks of SoCal’s Executive Chairman and the Chief Executive Officer, existing staff, the Fund’s connections and management recruiters, the Subsidiary Banks will seek to identify and attract top performers.

SoCal believes that its aggressive growth strategy will be a meaningful differentiator for potential RMs versus SoCal’s competition.  This difference will be accentuated in the current market environment when many of SoCal’s competitors are distracted by loan problems and thereby tightening their lending standards, restricting RM loan production and their corresponding compensation.  Due to its strong credit culture, SoCal believes that it will be able to focus on its growth strategy.

SoCal uses an RM compensation system that attempts to closely align employee incentives with those of shareholders, offering a pay-for-performance package with significant upside and work flexibility for top performers. This compensation package combines a competitive base salary with uncapped upside, enabling SoCal RMs and potential hires to earn more with SoCal than they could at other local institutions.

Furthermore, the Subsidiary Banks will promote a work environment embracing flexibility for employees and a productive, positive relationship between the RMs and other key segments of the institution. This environment can be a significant non-monetary differentiator for potential employees when comparing the Subsidiary Banks to its larger competitors. SoCal expects its organic growth strategy, in particular the hiring of RMs, will be expensive. However, SoCal also believes this investment in personnel and infrastructure is critical for its long term profitability.

Although there are no specific branches yet planned, the Subsidiary Banks will open branches in new geographies to support the needs of newly hired RMs and their customers. These branches will offer the Subsidiary Banks’ traditional products and services and also provide marketing support as the Subsidiary Banks enter new geographies in Southern California.

Acquisition Strategy.  In addition to organic growth, SoCal believes that an opportunity exists to grow the franchise throughout Southern California with several opportunistic acquisitions. These acquisitions are expected to range in asset size from $100 million to $1 billion and will provide personnel, customers and geographic access complementary to SoCal’s existing franchise. Cost synergy may also help to make SoCal more profitable. While the Fund and SoCal continually are presented with and seek out acquisition opportunities to enhance SoCal’s value, at this time, SoCal has no specific plans, arrangements or understandings to make any acquisitions.

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

SoCal expects that its model for acquisitions will be very attractive to potential sellers, as many shareholders would like their equity to participate in the future growth of their institution post-transaction and that opportunity will be offered to them by SoCal. SoCal expects to offer these shareholders an experienced management team and strong underlying platform.

Capitalization Strategy.  SoCal intends to operate above the “well-capitalized” thresholds of Federal and State regulatory bodies.  SoCal’s and its Subsidiary Banks’ regulatory capital obligations will increase as SoCal executes on its growth plan.  At the Subsidiary Bank level, SoCal intends to satisfy these obligations through internally generated profits.  At the holding company level, capital will be augmented through payment of dividends from the Subsidiary Banks.  To the extent the Subsidiary Banks’ profits are insufficient to pay dividends that will allow SoCal to satisfy its ongoing obligations and provide sufficient retained earnings to satisfy its capital needs, SoCal will undertake outside capital raises in the form of senior and subordinated debt, trust preferred, non-cumulative perpetual preferred and common equity.

Loan Services of Our Subsidiary Banks.  Through our Subsidiary Banks we offer commercial loans, lines of credit, certain consumer and installment loans, commercial and residential construction loans, commercial real estate loans, as well as certain specialized products such as SBA and CalCAP loans. Through outsourcing or referring loans to other lenders in return for fee income, we are able to assist our customers to procure certain loans not maintained in our portfolio, such as long term real estate loans.

We offer loans to eligible small businesses that are guaranteed by the United States Small Business Administration, as well as loans primarily for real estate-related projects under Section 504 of the Small Business Administration Act of 1953, such as for purchasing land and improvements, construction, modernizing or converting existing facilities and purchasing certain machinery and equipment. SBA loans are written at variable rates of interest which generally are limited by SBA guidelines.

Like many other government programs, the SBA lending programs are federal government programs authorized by legislation and uncertainties surround the SBA programs due to reliance on the U.S. Congress. The level of funding for SBA loan programs is subject to the federal budgeting process for each fiscal year. Discontinuation, elimination or a significant reduction of one or more programs in which we participate could adversely affect our plans for SBA lending.

We offer loans to small- and medium-sized businesses under the CalCAP program. Under the CalCAP program, the borrower, CalCAP and Professional Business Bank contribute funds to a loss reserve account, or CalCAP reserve, that we hold in an interest-bearing demand account. Losses on loans originated under the CalCAP program will be charged to the CalCAP reserve account after notification to CalCAP. Although there is no plan to leave the CalCAP program, if that event were to occur, any excess funds in the CalCAP reserve account, after all loans have been repaid and there are no pending claims for reimbursement, will be distributed to CalCAP and us based on contributions to the CalCAP reserve account. The allowance for loan losses allocated to the CalCAP loans takes into consideration the credit support provided by the CalCAP reserve account. At December 31, 2007, the balance of loans outstanding under the CalCAP program totaled $29.9 million on commitments of $35.0 million.

We also offer a variety of consumer loans, including home equity loans, home improvement loans and auto loans. Although consumer loans comprise a proportionately smaller portion of our overall loan portfolio, such loans are important in terms of servicing customer needs in our target market area, as well as to assist us in meeting our Community Reinvestment Act responsibilities.

Deposit Services of Our Subsidiary Banks. Through our Subsidiary Banks we offer personal and business checking, money market, savings account, certificates of deposit, and IRA accounts, all of which can be incorporated into a comprehensive banking package. Depositors have the option of subscribing for a wide range of electronic services including online banking, ATM and debit cards, and telebanking. We believe that this inventory of integrated account-management products supports our customer loan-related balance requirements and asset-liability management practices. The types and terms of our deposit accounts are on competitive terms. The interest rates payable by banks on the various types of deposit instruments (except for commercial demand deposits) are a function of a number of factors, including rates paid by competition, the need for liquidity for lending operations and monetary policy of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

In addition to our more traditional deposit services, we offer specialized deposit services for title and escrow company clients that move substantial amounts of funds in and out of deposit accounts as escrows for the purchase of real estate and other types of transactions open and close.  In addition, Spectrum Bank offers specialized deposit services for ACH payment processors, who, like title and escrow companies, move substantial amounts of funds in and out of accounts in processing ACH payments.

Online Banking Services of Our Subsidiary Banks.  Our Subsidiary Banks’ websites (www.probizbank.com and www.spectrumbank.com) offer a complete on-line banking solution for our customers. On these websites, customers are able to check their balances, transfer funds, review past transactions, and contact us online. In addition, we recently added online bill payment.

Management by the Fund. SoCal, Professional Business Bank and the Fund entered into a management agreement under which the Fund will provide to SoCal and Professional Business Bank certain management support for a fee. A new management agreement is currently under consideration by the SoCal board of directors that would include SoCal, Professional Business Bank and Spectrum Bank.  In addition the Fund will work with SoCal in identifying, structuring, negotiating and completing acquisitions. See “Factors that May Affect our Performance” beginning on page 19 for a more complete discussion of the risks involved with SoCal’s growth strategy and the Fund’s continuing role in the management of SoCal.

EMPLOYEES

At December 31, 2007, we had 43 full-time employees and 3 part-time employees. Following the acquisition of Spectrum Bank on January 31, 2008, we increased to 76 full-time employees and 5 part-time employees.  Our employees are not represented by a union or other collective bargaining agreement and we consider our relations with our employees to be satisfactory.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

SoCal has had no disagreements with its accountants on accounting or financial disclosure.

COMPETITION

The banking and financial services industry in California generally, and in our market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in laws and regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. Our primary market area is dominated by a relatively small number of major banks that have many offices operating over a wide geographical area. We compete for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services. Nondepository institutions can be expected to increase the extent to which they act as financial intermediaries. Furthermore, the geographic constraints on portions of the financial services industry can be expected to erode. In addition, many of the major commercial banks operating in our primary market area offer services, such as trust and securities brokerage services, which are not offered directly by us and, by virtue of their greater total capitalization, such banks have substantially higher lending limits.

To compete with other financial institutions in our primary market area, we rely principally upon personal contact by our officers, directors and employees and providing, through third parties, specialized services such as messenger, accounting and other related services. For clients whose loan demands exceed our legal lending limit, we may arrange for such loans on a participation basis with other financial institutions and intermediaries. We also assist clients requiring other services not offered by us in obtaining such services from other providers. Additional services offered by us include a night depository, courier service, bank-by-mail services, merchant windows, direct deposits, and notary services.

EFFECT OF GOVERNMENT POLICIES AND RECENT LEGISLATION

Banking is a business that depends on rate differentials. In general, the difference between the interest rate we pay on our deposits and other borrowings and the interest rate we receive on loans extended to our customers and securities held in our portfolio comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control. Accordingly, our earnings and growth are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve.  The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact on us of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies.

SUPERVISION AND REGULATION

We are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors rather than shareholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may also be affected by changes in the policies of banking and other government regulators. We cannot accurately predict the nature or extent of the possible future effects on our business and earnings of changes in fiscal or monetary policies, or new federal or state laws and regulations.

The following discussion is only intended to provide summaries of significant statutes and regulations that affect the banking industry and is therefore not complete. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on our business and prospects. We cannot accurately predict the nature or extent of the effects on our business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

Oversight.  We are regularly reviewed to assess our safety and soundness and our compliance with applicable laws and regulations by the Federal Reserve, and our Bank Subsidiaries are reviewed by their state regulatory agency – the California Department of Financial Institutions (“DFI”) - and their primary federal regulator - the Federal Deposit Insurance Corporation (“FDIC”).  We believe that we materially comply with all of the laws and regulations applicable to our operations.

Federal Bank Holding Company Regulation.  SoCal  is a registered bank holding company as defined in the Bank Holding Company Act of 1956, as amended, or the Bank Holding Company Act, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies that are not financial holding companies to owning or controlling banks and engaging in other activities closely related to banking. SoCal must file reports with the Federal Reserve and must provide any additional information as required.

The Federal Reserve may require SoCal to terminate an activity or terminate control or liquidate or divest certain subsidiaries, affiliates or investments when the Federal Reserve believes the activity or the control of the subsidiary or affiliates constitutes a significant risk to the financial safety, soundness or stability of any of its Banking Subsidiaries.

The Federal Reserve also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, SoCal must file written notice and obtain Federal Reserve approval prior to purchasing or redeeming its equity securities. Additionally, SoCal is required by the Federal Reserve to maintain certain levels of capital. See “Capital Adequacy” below in this section for a discussion of the applicable federal capital requirements.

Financial Holding Company Status. Under the Financial Services Modernization Act of 1999, a bank holding company may apply to the Federal Reserve to become a financial holding company, and thereby engage (directly or through a subsidiary) in certain activities deemed financial in nature. SoCal is not currently designated as a financial holding company, but may seek such designation in the future.  However, the Fund and its general partner are financial holding companies.

If we chose to be designated as a financial holding company, SoCal would be able to affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. Activities that are financial in nature include:

•	Securities underwriting;

•	Dealing and market making;

•	Sponsoring mutual funds and investment companies;

•	Insurance underwriting and brokerage;

•	Merchant banking; and

•
Activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time-to-time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

In order to remain a financial holding company, our Subsidiary Banks would need to be well capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the Community Reinvestment Act. Failure to sustain compliance with such requirements or correct any noncompliance within a fixed time period could lead to divesture of our Subsidiary Banks or require us to conform all of our activities to those permissible for a bank holding company as described above.

Holding Company Bank Ownership. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

(1)	Acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares;
(2)	Acquiring all or substantially all of the assets of another bank or bank holding company; or
(3)	Merging or consolidating with another bank holding company.

Holding Company Control of Nonbanks. With some exceptions, the Bank Holding Company Act also prohibits a bank holding company that is not a financial holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by Federal Reserve regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks.

Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its other subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit SoCal’s ability to obtain funds from Professional Business Bank and/or Spectrum Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither SoCal nor Professional Business Bank or Spectrum Bank may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us; or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of Subsidiary Banks. Under Federal Reserve policy, SoCal is expected to act as a source of financial and managerial strength to Professional Business Bank and Spectrum Bank. This means that SoCal is required to commit, as necessary, resources to support Professional Business Bank and Spectrum Bank. Any capital loans that a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

State Law Restrictions. As a California corporation, SoCal is subject to certain limitations and restrictions under applicable California corporate law. For example, state law restrictions in California include limitations and restrictions relating to indemnification of directors, maintenance of books, records and minutes, and observance of certain corporate formalities.

Federal and State Regulation of Professional Business Bank and Spectrum Bank

Professional Business Bank and Spectrum Bank are FDIC-insured, state-chartered banking corporations and are subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the DFI and the FDIC. These statutes, rules, and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of Professional Business Bank and Spectrum Bank. The FDIC has broad authority in prohibiting unsafe or unsound banking practices. In addition, federal law imposes a number of restrictions on state-chartered, FDIC-insured banks, and their subsidiaries. These restrictions range from prohibitions against engaging as a principal in certain activities to the requirement of prior notification of branch closings.

Lending Limits. California state banking law generally limits the amount of funds that a bank may lend to a single borrower to 15% of shareholders’ equity, allowance for loan and lease losses, capital notes, and debentures of the bank for unsecured loans and 25% of such amounts for secured loans.

Liability of Commonly Controlled Institutions. Under federal law, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC-insured depositary institutions or any assistance provided by the FDIC to commonly controlled FDIC-insured depositary institutions in danger of default.  Because SoCal controls each of Professional Business Bank and Spectrum Bank, the banks are commonly controlled for purposes of these provisions of federal law.

Control of Financial Institutions.  California banking law provides that no person may acquire control of a California bank without the prior approval of the Commissioner of the DFI. A person who has the power to vote 10% or more of the voting stock of a California bank is presumed to control the bank.

Community Reinvestment. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their jurisdiction, a bank’s primary federal regulator evaluate the record of the financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Insider Credit Transactions. Banks are also subject to certain Federal Reserve restrictions on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons (commonly referred to as insiders). Extensions of credit (1) must be made on substantially the same terms and pursuant to the same credit underwriting procedures as those for comparable transactions with persons who are neither insiders nor employees; and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in regulatory sanctions on the bank or its insiders.

Regulation of Management. Federal law sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency. Federal law also prohibits management personnel of a bank from serving as a director or in a management position of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Safety and Soundness Standards. Federal law imposes upon banks certain non-capital safety and soundness standards. These standards cover internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation and benefits. Additional standards apply to asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Under California state law, the DFI Commissioner is authorized to take possession and control of a bank if the Commissioner finds that the bank is in such an unsafe or unsound condition that it is or will become unable to meet the anticipated demands of the depositors.

Dividends. SoCal as a non-banking California corporation is subject to the restrictions under Section 500 of the California General Corporation Law on its ability to pay dividends to shareholders. Generally, a California corporation may not pay dividends unless:

•	the retained earnings of the corporation immediately prior to the distribution exceeds the amount of the distribution;

•	the assets of the corporation exceed 1 1/4 times its liabilities; or

•
the current assets of the corporation exceed its current liabilities, but if the average pre-tax earnings of the corporation before interest expenses for the two years preceding the distribution was less than the average interest expenses of the corporation for those years, the current assets of the corporation must exceed 1 1/4 times its current liabilities.

A primary source of SoCal’s future cash reserves will be dividends received from its Subsidiary Banks. Under California law, the directors of California state-licensed banks may declare distributions to shareholders (which include cash dividends), subject to the restriction that the amount available for the payment of cash dividends shall be the lesser of retained earnings of the bank or the bank’s net income for its last three fiscal years (less the amount of any distributions to shareholders made during such period). If the above test is not met, distributions to shareholders may be made only with the prior approval of the DFI Commissioner in an amount not exceeding the greatest of a bank’s retained earnings, a bank’s net income for its last fiscal year, or a bank’s net income for its current fiscal year. If the Commissioner finds that the shareholders' equity of a bank is not adequate, or that the making by a bank of a distribution to shareholders would be unsafe or unsound for the bank, the Commissioner can order a bank not to make any distribution to shareholders.

Notwithstanding the availability of funds for dividends, however, the FDIC may prohibit the payment of any dividends if the agency determines such payment would constitute an unsafe or unsound practice.

In addition, a bank may not pay cash dividends if doing so would reduce its capital below minimum applicable federal capital requirements. See “Capital Adequacy” below in this section for a discussion of the applicable federal capital requirements.

Predatory Lending.  The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But predatory lending typically involves at least one, and perhaps all three, of the following elements:

•	Making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation, or asset-based lending;

•	Inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping; and

•	Engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the Home Ownership and Equity Protection Act of 1994:

•	Interest rates for first lien mortgage loans in excess of 8 percentage points above comparable U.S. Treasury securities;

•	Subordinate-lien loans of 10 percentage points above U.S. Treasury securities; and

•	Fees, such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the Home Ownership and Equity Protection Act of 1994 bars “loan flipping” by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law, which states loans should not be made to those that are unable to repay them, unless documentation is maintained proving that the borrower has the ability to repay the loan. Lenders that violate these regulations face cancellation of loans and penalties equal to the finance charges paid. We do not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operations.

Privacy.  Federal banking laws limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

•	Initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

•	Annual notices of their privacy policies to current customers; and

•	A reasonable method for customers to opt out of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. We have implemented privacy policies in accordance with the laws.

Interstate Banking and Branching.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Interstate Act, generally authorizes interstate branching. Currently, bank holding companies may purchase banks in any state, and banks may merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

The State of California has enacted “opting in” legislation authorizing interstate mergers pursuant to the Interstate Act. The California statute permits out-of-state banks and bank holding companies meeting certain requirements to maintain and operate the California branches of a California bank with which the out-of-state company engaged in an interstate combination. An out-of-state depository without a branch in California, or an out-of-state holding company without a depository institution in California, must first acquire the California institution itself or its charter, before it can establish a de novo branch or acquire a California branch through merger.

Deposit Insurance.    The Subsidiary Banks’ deposits are currently insured to a maximum of $100,000 per depositor by the FDIC except for certain retirement accounts which are insured up to $250,000. Each bank is required to pay deposit insurance premiums. The premium amount is based upon a risk classification system established by the FDIC. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.  Effective January 1, 2007 the FDIC adopted a new rule for the insurance assessment on deposits. Under the new rule the charge for annual insurance deposit assessments will range from a minimum of 5 basis points to a maximum of 43 basis points per $100 of insured deposits depending upon the risk assessment category into which the institution falls. Insured institutions are not all allowed to disclose their risk assessment classification and no assurance can be given as to what the future level of premiums will be.

Under the Federal Deposit Insurance Reform Act of 2005, one of the Subsidiary Banks received a one-time initial assessment credit to recognize its past contributions to the insurance fund. Professional Business Bank did not receive an assessment credit because of its relatively recent formation.  Spectrum Bank received a one-time assessment credit of $84 thousand.   This credit can be used by the respective bank to offset assessments until exhausted.  Spectrum Bank’s assessment credit will be fully used by June 30, 2008.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980’s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the year ending December 31, 2007 averaged 1.16 basis points of assessable deposits for Professional Business Bank and 1.16 basis points of assessable deposits for Spectrum Bank.

The FDIC has authority to increase insurance assessments.  A significant increase in insurance premiums could have an adverse effect on the operating expenses and results of operations of SoCal.   Management cannot predict what insurance assessment rates will be in the future.

The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency.

Capital Adequacy

Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are risk-based, meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier I and Tier II Capital. Under the capital adequacy guidelines, the capital of an institution is divided into two broad categories, Tier I capital and Tier II capital. Tier I capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier II capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier I capital and Tier II capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier I capital.

Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. These risk-weighted assets are then compared with Tier I capital and total capital to arrive at a Tier I risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier I risk-based ratio of 4%, and a minimum total risk-based ratio of 8%.

In March 2005, the Board of Governors of the Federal Reserve adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier I capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier I capital, subject to a limit of 25% of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier II capital. The quantitative limits become effective on March 31, 2009, after a four-year transition period. As of December 31, 2007, Belvedere SoCal had no trust preferred securities outstanding.  However, as part of the Spectrum Bank acquisition a total of $15.0 million of trust preferred securities were issued by a subsidiary of Belvedere SoCal, and a corresponding amount of junior subordinated debentures were issued by SoCal.  In addition, Belvedere SoCal sold $20 million of non-cumulative perpetual preferred stock to the Fund on December 10, 2007.   The trust preferred securities and the non-cumulative perpetual preferred stock are included in Tier I capital for regulatory capital purposes, and the trust preferred securities are subject to the quantitative limits discussed above.

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly-rated bank holding companies and for bank holding companies seeking to expand, regulators generally expect a ratio of 5% or more.

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well capitalized” to “critically undercapitalized.” Institutions that are deemed to be “undercapitalized,” depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions. SoCal was “well capitalized” at December 31, 2007.  Professional Business Bank’s Tier 1 risk-based capital ratio and leverage ratio exceeded the “well capitalized” regulatory requirements and its total risk-based capital ratio exceeded the “adequately capitalized” regulatory capital requirement at December 31, 2007.  Subsequent to December 31, 2007, Belvedere SoCal made additional capital contributions to Professional Business Bank in the amount of $4.0 million, raising Professional Business Bank’s total risk-based capital ratio above the “well capitalized” threshold.

The FDIC and Federal Reserve Board risk-based capital guidelines are based upon the 1988 capital accord of the Basel Committee on Banking Supervision (the “BIS”). The BIS is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines that each country’s supervisors can use to determine the supervisory policies they apply. The BIS has been working for a number of years on revisions to the 1988 capital accord and in June 2004 released the final version of its proposed new capital framework, with an update in November 2005 (“BIS II”). BIS II provides two approaches for setting capital standards for credit risk—an internal ratings-based approach tailored to individual institutions’ circumstances (which for many asset classes is itself broken into a “foundation” approach and an “advanced” or “A-IRB” approach, the availability of which is subject to additional restrictions) and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines. BIS II also would set capital requirements for operational risk and refine the existing capital requirements for market risk exposures.

The U.S. banking and thrift agencies are developing proposed revisions to their existing capital adequacy regulations and standards based on BIS II. In September 2006, the agencies issued a notice of proposed rulemaking setting forth a definitive proposal for implementing BIS II in the United States that would apply only to internationally active banking organizations—defined as those with consolidated total assets of $250 billion or more or consolidated on-balance sheet foreign exposures of $10 billion or more—but that other U.S. banking organizations could elect but would not be required to apply. In December 2006 the agencies issued a notice of proposed rulemaking describing proposed amendments to their existing risk-based capital guidelines to make them more risk-sensitive, generally following aspects of the standardized approach of BIS II. These latter proposed amendments, often referred to as “BIS I-A”, would apply to banking organizations that are not internationally active banking organizations subject to the A-IRB approach for internationally active banking organizations and do not “opt in” to that approach. The comment periods for both of the agencies’ notices of proposed rulemakings expired on March 26, 2007. The agencies have indicated their intent to have the A-IRB provisions for internationally active U.S. banking organizations first become effective in March 2009 and that those provisions and the BIS I-A provisions for others will be implemented on similar timeframes.

SoCal is not an internationally active banking organization and has not made a determination as to whether, as a stand-alone institution, it would opt to apply the A-IRB provisions applicable to internationally active U.S. banking organizations once they become effective.

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002. On July 30, 2002, the Sarbanes-Oxley Act of 2002, or SOX, was signed into law to address corporate and accounting fraud. SOX establishes a new accounting oversight board that enforces auditing standards and restricts the scope of services that accounting firms may provide to their public company audit clients. Among other things, SOX also:

(i)	Requires chief executive officers and chief financial officers to certify to the accuracy of periodic reports filed with the SEC;

(ii)	Imposes new disclosure requirements regarding internal controls, off-balance-sheet transactions and pro forma (non-GAAP) disclosures;

(iii)	Accelerates the time frame for reporting of insider transactions and periodic disclosures by public companies; and

(iv)	Requires companies to disclose whether or not they have adopted a code of ethics for senior financial officers and whether the audit committee includes at least one audit committee financial expert.

Under SOX, the SEC is required to regularly and systematically review corporate filings, based on certain enumerated factors. To deter wrongdoing, SOX:

(i)	Subjects bonuses issued to top executives to disgorgement if a restatement of a company’s financial statements was due to corporate misconduct;

(ii)	Prohibits an officer or director from misleading or coercing an auditor;

(iii)	Prohibits insider trades during pension fund “blackout periods”;

(iv)	Imposes new criminal penalties for fraud and other wrongful acts; and

(v)	Extends the period during which certain securities fraud lawsuits can be brought against a company or its officers.

As a public reporting company, we are subject to the requirements of SOX and related rules and regulations issued by the SEC. We have incurred, and anticipate that we will continue to incur, additional expense as a result of SOX, but we do not expect that such compliance will have a material impact on our business. In addition, other non-interest expense items, including professional expenses and other costs related to compliance with the reporting requirements of the securities laws have also significantly increased, and will be expected to continue to increase.

Anti-terrorism Legislation

USA Patriot Act of 2001. In October 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001 was signed.  The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases proposed, a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. On March 9, 2006, the President signed the USA Patriot Improvement and Reauthorization Act, which extended and modified the original USA Patriot Act. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputation-related consequences for the institution.

Bank Secrecy Act.  The Financial Recordkeeping and Reporting of Currency and Foreign Transactions Act of 1970 (the “Bank Secrecy Act”) is a disclosure law that forms the basis of the U.S. Federal Government’s framework to prevent and detect money laundering and to deter other criminal enterprises. Following the September 11, 2001 terrorist attacks, an additional purpose was added to the Bank Secrecy Act: “To assist in the conduct of intelligence or counter-intelligence activities, including analysis, to protect against international terrorism.” Under the Bank Secrecy Act, financial institutions such as Professional Business Bank and Spectrum Bank are required to maintain certain records and file certain reports regarding domestic currency transactions and cross-border transportations of currency. This, in turn, allows law enforcement officials to create a paper trail for tracing illicit funds that resulted from drug trafficking or other criminal activities.

Legislative Initiatives.  From time-to-time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on our financial condition or results of operations. A change in statutes, regulations or regulatory policies applicable to SoCal or any of its subsidiaries could have a material effect on our business.

Commercial Real Estate Lending.  On December 6, 2006, the federal bank regulatory agencies released final guidance on “Concentrations in Commercial Real Estate Lending” (the “Final Guidance”), largely consistent with the proposed guidance they released on January 10, 2006.  This guidance defines commercial real estate (“CRE”) loans as exposures secured by raw land, land development and construction (including 1-4 family residential construction), multi-family property, and non-farm nonresidential property where the primary or a significant source of repayment is derived from rental income associated with the property or the proceeds of the sale, refinancing, or permanent financing of the property.  Loans on owner occupied CRE are generally excluded.

The Final Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations.  This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs.  Higher allowances for loan losses and higher capital levels may also be required.  The Final Guidance is triggered when one of the following CRE loan concentration measures is exceeded:

•	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital; or
•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total capital.

Management of SoCal believes that the Final Guidance may apply to the company’s CRE lending activities due to the concentration in construction and land development loans in the Subsidiary Banks. The Subsidiary Banks have always had meaningful exposures to loans secured by commercial real estate due to the nature of their markets and the loan needs of both retail and commercial customers.  SoCal believes its Subsidiary Banks’ long-term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place are generally appropriate in managing its concentrations as required under the Final Guidance.  Furthermore, SoCal has adopted additional enhancements to its analysis and review of CRE concentrations consistent with many of the requirements found in the Final Guidance.

FACTORS THAT MAY AFFECT OUR PERFORMANCE

The material risks and uncertainties that management believes may affect our business are described below. The risks and uncertainties described below are not the only ones facing our business. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair our business operations.  If any of the following risks actually occur, our financial condition and results of operations could be materially and adversely affected.

I. RISKS RELATED TO AN INVESTMENT IN OUR SHARES

The current changing economic environment poses significant challenges for us.

We are operating in a challenging and uncertain economic environment, including generally uncertain national and local conditions.  Financial institutions continue to be affected by the softening of the real estate market and constrained financial markets.  While we have very limited direct exposure to the residential real estate market and while we have no sub-prime residential loans or securities backed by such loans on our books, we are nevertheless affected by these events.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, interest rate resets on adjustable rate mortgage loans and other factors could have adverse effects on our borrowers which would adversely affect our financial condition and results of operations.  This deterioration in economic conditions coupled with a possible national economic recession could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences:

•	Loan delinquencies, problem assets and foreclosures may increase;

•	Demand for our products and services may decline;

•	Low cost or non-interest bearing deposits may decrease;

•
Collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans; and

•	Increased regulatory scrutiny.

SoCal has a very limited operating history and cannot assure future results.

SoCal was formed specifically for the acquisition of Professional Business Bank and to be the platform for the Fund’s expansion into the Southern California financial services market. The acquisition of Professional Business Bank closed on November 23, 2007, and SoCal has had very limited operations to date. SoCal’s business is subject to the risks inherent in the establishment of any new business enterprise in addition to the special risks of starting a new bank holding company and implementing the business plan proposed by the Fund, including anticipated losses for the first several years of operations and the need to integrate multiple acquisitions. No assurances can be given that we will succeed, when we will achieve profitability, or as to the level of return, if any, which holders of our common stock will receive on their investment.

SoCal incurred significant costs and debt associated with the acquisition of Professional Business Bank and Spectrum Bank.

SoCal incurred transaction costs totaling approximately $1.6 million associated with the acquisition of Professional Business Bank. It also incurred approximately $1 million in additional transaction costs for the Spectrum Bank acquisition, which closed on January 31, 2008. There is no assurance that the combined company will not incur additional material charges in subsequent quarters to reflect additional costs associated with the acquisitions, including charges associated with the impairment of any goodwill booked in connection with the acquisitions.

In connection with the Professional Business Bank acquisition, the Fund contributed $11.4 million in new equity and purchased $20.0 million in non-cumulative perpetual preferred stock for the following purposes in the approximate amounts indicated:

•	$26.1 million to pay the cash portion of the merger consideration;

•	$1.0 million to pay a transaction fee to the Fund;

•	$0.4 million fee paid to the Fund related to the purchase of non-cumulative perpetual preferred stock;

•	$0.6 million to reimburse the Fund and its general partner’s expenses; and

•	$3.3 million to service debt and cover operating expenses.

In connection with the Spectrum Bank acquisition, SoCal financed a portion of the cash needed to pay the Spectrum Bank shareholders and to fund the further growth of the Surviving Bank through the issuance of trust preferred securities of SoCal in the aggregate amount of $15.0 million.

In addition, SoCal recently borrowed an aggregate of $8 million in the form of a secured loan that it intends to use for general corporate purposes.  The loan is secured by the stock of the Subsidiary Banks.

The interest payments on the secured loan and trust preferred securities will have an adverse effect on SoCal’s profitability and will contribute to the yearly losses that it expects to incur for the next several years. In turn, these losses will adversely impact book value per share as well as income per share, return on equity and other measures of profitability.

Our future operations and the implementation of our growth plans require that we have sufficient cash flows and access to capital at SoCal.

To service SoCal’s obligations under the secured loan, non-cumulative perpetual preferred stock, and trust preferred securities SoCal must have adequate available cash.  This is in turn dependent in large part on the ability of the Subsidiary Banks to generate earnings in sufficient amounts to both support their own growth and to allow dividends to be paid to SoCal, which can be used to fund SoCal’s various obligations.  If the Subsidiary Banks sustain prolonged losses, their ability to support their own growth and legally pay dividends to SoCal will be compromised.  Moreover, even if our Subsidiary Banks are profitable enough to support their own growth, and to pay dividends to SoCal, there is no guarantee that the amount of dividends that may legally be paid to SoCal will be adequate to satisfy its obligations.  In such an event, SoCal may need to seek more capital in order to fund its obligations, which may be dilutive to our shareholders.  In addition, the success of SoCal’s growth strategy is dependent upon SoCal having access to, or being able to raise, additional capital to fund future acquisitions and/or to support growth of the Subsidiary Banks.  The persistence of a troubled credit market in the United States may materially impact the availability of capital on reasonable terms.  Either sustained losses at our Subsidiary Banks or continued disruption of capital markets could have a material adverse effect on SoCal’s operations and ability to implement its growth plans.

Shares of SoCal common stock have no established trading value, the prices at which they will trade is unknown, and an investment in SoCal common stock may be illiquid and holders may find it difficult to sell their shares.

As a condition of the Professional Business Bank acquisition, SoCal was obligated to take, and has taken, all required action to have its common stock quoted on the OTC Bulletin Board, and to maintain eligibility for quotation on the OTC Bulletin Board.

SoCal’s common stock has only recently begun quotation on the OTC Bulleting Board. Accordingly, it has a very limited established trading value. We can provide no assurance as to the prices at which SoCal’s common stock will trade in the future, nor the volume of any such trading.

The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading of our common stock. In addition, even if a more active market in our common stock develops, we cannot assure you that such a market will continue or that you will be able to sell your shares.

SoCal’s business plan is focused on building long-term shareholder value which will likely have an adverse impact in the trading value of its common stock in the near term.

SoCal’s organic growth plan focuses on a significant expansion of the balance sheet intended to enhance the long-term value of an investment in SoCal stock. In the first several years, the costs of this balance sheet expansion, reflected in significant increases in non-interest expense coupled with the expense from interest payments on trust preferred securities issued to fund acquisitions or to fund future expansion, and the interest expense to service our secured debt, are expected to result in yearly losses. In turn, these losses are likely to have an adverse impact on the trading value of shares of SoCal common stock.

Concentrated ownership of our common stock creates a risk of sudden changes in our share price.

The Fund beneficially owned 73.0% of our outstanding common stock at January 31, 2008 after giving effect to the Spectrum Bank acquisition.  Our other shareholders may be subject to certain risks due to the concentrated ownership of our common stock. The sale by the Fund of a significant portion of its respective holdings could have a material adverse effect on the market price of our common stock.

Since the Fund controls more than a majority of our outstanding common stock, the Fund has the ability to control or influence the outcome of matters to be decided by a vote of our shareholders. As such, it may be able to cause SoCal to enter into corporate transactions that may not be perceived as being in the best interests of the other shareholders. In addition, it may be able to delay or prevent a change in control of us, even when a change in control may be in the best interests of our other shareholders. The Fund could also forego acquisition opportunities in the event that its control position would be jeopardized.

The Fund’s general partner provides management services and oversight to SoCal and Professional Business Bank, in addition to being general partner of the controlling shareholder, which may present a conflict between the interest of the Fund and SoCal’s other shareholders.

SoCal and Professional Business Bank have entered into a Management Agreement with the Fund and the Fund’s general partner, under which the Fund’s general partner will provide certain management services to SoCal and Professional Business Bank for a yearly fee. The fee will be equal to 5% of the Subsidiary Banks’ pre-tax income but in no event shall such yearly fee be less than $100,000 or more than $500,000. A new management agreement is currently under consideration by the SoCal board of directors that would include SoCal, Professional Business Bank and Spectrum, and would increase the yearly fees.  The execution of our business plan will be, in some ways, dependent on the management expertise of the Fund in pursuing the use of SoCal and the Subsidiary Banks as its platform for expansion into the financial services market in Southern California. The Fund’s agreements with the Subsidiary Banks and SoCal, related fees, participation in management of SoCal, and its controlling interest in SoCal may present conflicts of interest between the Fund and SoCal’s other shareholders.

We have no present intention of paying dividends on our common stock in the future, and even if we determine to pay dividends our future ability to pay dividends is subject to restrictions. As a result, capital appreciation, if any, of our common stock may be your sole source of gains in the future.

We have no present intention to pay dividends to our shareholders of our common stock in the foreseeable future. In addition, since we are a holding company with no significant assets other than the Subsidiary Banks, we will depend upon dividends from them for a substantial portion of our revenues. Our ability to pay dividends is also subject to the restrictions of the California Corporations Code.

The ability of our Subsidiary Banks to pay dividends or make other capital distributions to us will be subject to the regulatory authority of the FDIC and the California Department of Financial Institutions, or the DFI.

In addition, we have issued certain long term debt and corresponding junior subordinated deferrable interest debentures and perpetual non-cumulative preferred stock in connection with the acquisitions of Professional Business Bank and Spectrum Bank, which contain provisions limiting our ability to declare and pay dividends on our common stock in certain events.  One of the agreements executed in connection with the secured loan borrowed by SoCal also contains certain restrictions on the ability of our Subsidiary Banks to pay dividends for purposes other than to service such debt.

On a stand-alone basis, we will rely on dividends from the Subsidiary Banks as our sole source of liquidity.

Anti-takeover provisions and federal law may limit the ability of another party to acquire us, which could cause our stock price to decline.

Various provisions of our articles of incorporation and by-laws could delay or prevent a third-party from acquiring us, even if doing so might be beneficial to our shareholders. These provisions provide for, among other things, advance notice requirements for director nominations, a supermajority approval of certain matters by the shareholders or board members, and the authorization to issue “blank check” preferred stock by action of the board of directors acting alone, thus without obtaining shareholder approval. The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, either FDIC approval must be obtained or notice must be furnished to the FDIC and not disapproved prior to any person or entity acquiring “control” of an FDIC insured bank, such as Professional Business Bank or Spectrum Bank. These provisions may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.

The Fund may also seek to deploy its assets into investments in the financial services industry through vehicles other than SoCal.

The growth component of the business plan is dependent, in part, on the ability of the Fund to support additional growth through acquisitions, by providing additional capital to SoCal.  The Fund has limited capital resources and may choose not to invest additional capital in SoCal, but rather utilize its capital to pursue other opportunities which it may consider, in its sole discretion, to be more advantageous to the Fund.

II. RISKS RELATING TO OUR BUSINESS PLAN

Failure to successfully execute our business plan will adversely affect our performance.

Our financial performance and profitability as well as the value of our stock depend on our ability to execute our business plan. The Fund intends to use SoCal as the platform for an expansion into Southern California. Our business plan includes plans for aggressive organic growth and growth by acquisition, which, among other things requires the following:

•	hiring additional officers and employees to attract new business and meet the service needs of new customers;

•	opening additional branch offices; and

•	seeking opportunistic acquisition candidates.

Such a strategy presents a number of risks, including, most significantly, our over-estimating the amount of business that we will be able to generate as a result of organic growth and future acquisition activity. Additionally, substantial expenses for leases, furniture, fixtures, leasehold improvements, personnel, and acquisition costs will be incurred as we expand our franchise. These increased expenses along with interest payments on trust preferred securities and senior debt used to finance our expansion will adversely affect our profitability and we currently anticipate that the implementation of these plans will delay our profitability for the first several years of operations. We may be unsuccessful in implementing our strategy, or our strategy may not produce growth and/or profits. Moreover, continued growth may present operating and other problems that could adversely affect our business, financial condition and results of operations.

A component of our business strategy is to expand by acquiring other financial institutions. We may not be able to successfully implement this part of our business strategy, and therefore our market value and profitability may suffer.

Growth through acquisitions of banks represents a key component of our business strategy. Any future acquisitions will be accompanied by the risks commonly encountered in acquisitions. These risks include, among other things:

•	Difficulty in finding attractive acquisition candidates in the Southern California market at acceptable prices;

•
Difficulty of integrating the operations and personnel of acquired banks and branches, including but not limited to the integration of Spectrum Bank into Professional Business Bank at such time as the Subsidiary Banks are merged together;

•	Potential disruption of our ongoing business;

•
Inability of our management to maximize our financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into our product offerings and control systems; and

•	Inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management.

We cannot assure you that we will be successful in overcoming these risks or any other problems encountered in connection with acquisitions. In addition, recent accounting changes that will become effective in 2009 may significantly increase the costs of acquiring other financial institutions.  Moreover, our inability to improve the operating performance of acquired banks or to integrate their operations successfully could have a material adverse effect on our business, financial condition, results of operations and cash flows. We could incur substantial expenses, including the expenses of integrating the businesses of the acquired banks with our existing business.

We expect that competition for additional acquisition candidates may be significant. We may compete with other banks or financial service companies with similar acquisition strategies, many of which may be larger or have greater financial and other resources than we have. The purchase price of banks that might be attractive acquisition candidates for us may significantly exceed the fair values of their net assets. As a result, material goodwill and other intangible assets would be required to be recorded. We cannot assure you that we will be able to successfully identify and acquire suitable banks on acceptable terms and conditions.

Depending upon the structure of an acquisition and the consideration we may utilize, we may not seek shareholder approval. Further, acquisitions may be structured to include cash consideration that may result in the depletion of a substantial portion of our available cash or result in increasing our borrowings and interest payments.

Further, our growth may place a strain on our administrative, operational and financial resources and increase demands on our systems and controls. We anticipate our business growth may require continued enhancements to and expansion of our operating and financial systems and controls and may strain or significantly challenge them. The process of implementing the strategic integration of any acquired businesses may take a significant amount of time. It may also place additional strain on our resources and could subject us to additional expenses. We cannot assure you that we will be able to integrate these businesses successfully or in a timely manner. In addition, we cannot assure you that our existing operating and financial control systems and infrastructure will be adequate to maintain and effectively monitor future growth.

The following risks, associated with our growth, could have a material adverse effect on our business, financial condition, results of operations and cash flows:

•	Our inability to raise the capital necessary to finance any future acquisition;

•	Our inability to continue to upgrade or maintain effective operating and financial control systems

•	Our inability to recruit and hire necessary personnel or to successfully integrate new personnel into our operations

•	Our inability to integrate successfully the operations of acquired businesses or to manage our growth effectively, or

•	Our inability to respond promptly or adequately to the emergence of unexpected expansion difficulties.

Future issuances or sales of shares of our common stock could have an adverse effect on our common stock price.

2,011,343 shares of our common stock were outstanding following the acquisition of Professional Business Bank. In addition, 1.5 million shares of our common stock are reserved for future issuance to directors, officers, employees and consultants under the Belvedere SoCal 2007 Equity Incentive Plan.  There were no options granted under this plan as of December 31, 2007, however options under this plan were granted in February and March 2008. In addition, 179,312 shares of our common stock are reserved for future issuance pursuant to the warrants that were issued in connection with the acquisition of Professional Business Bank.  Any sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options or warrants, may cause the market price of our common stock to decline.

We issued 1,313,432 shares of our common stock to the Fund in connection with the Spectrum Bank transaction.  Additionally, our business plan of expansion will likely require the issuance of additional shares of common stock in mergers or otherwise. Future sales of our common stock, or even the perception that such sales could occur, could adversely affect prevailing market prices for the shares of our common stock and be dilutive to our shareholders. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. Our inability to raise funds and capital through the issuance of equity securities could adversely affect our business or our ability to implement our business plan.

III. RISKS RELATING TO THE BANKING BUSINESS

SoCal is dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect its prospects.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of and experience in the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies will often be lengthy. SoCal’s success depends to a significant degree upon its ability to attract and retain qualified management, loan origination, administrative, marketing and technical personnel and upon the continued contributions of its management and personnel. In particular, SoCal’s success will be highly dependent on retaining certain of the existing management personnel at Professional Business Bank and Spectrum Bank, as well as on attracting and retaining the RMs which are key to our organic growth plan. In addition, SoCal’s success will be highly dependent on retaining the current executive management team of SoCal, which includes William Baribault, Chief Executive Officer, and Alan Lane, Executive Chairman, who will work directly with the management team of Professional Business Bank and Spectrum Bank to implement the strategic direction of SoCal’s board of directors. We believe this management team, comprised principally of California natives or long-time residents who have worked in the banking industry for a number of years, is integral to implementing our business plan. The loss of the services of any one of them could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

Changes in the interest rate environment may reduce our net interest income. A substantial portion of our income, as with our Subsidiary Banks, will be derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, we anticipate that changes in interest rates will not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect our interest rate spread and, in turn, our profitability. In addition, loan volumes are affected by market interest rates on loans; rising interest rates generally are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates will decline and in falling interest rate environments, loan repayment rates will increase. We cannot assure you that we can minimize our interest rate risk. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations. Interest rates will also affect how much money we can lend. When interest rates rise, the cost of borrowing increases. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

We will face strong competition from financial service companies and other companies that offer banking services which could hurt our business.

We plan to conduct our banking operations exclusively in Southern California. Increased competition in our markets may result in reduced loans and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that we plan to offer in our planned service areas. These competitors include national banks, regional banks and other community banks. We will also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors will include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. We also face competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in our market areas. If we are unable to attract and retain banking customers, we may be unable to achieve appropriate loan growth and level of deposits and our business, financial condition, results of operations and cash flows may be adversely affected.

The types of loans in our Subsidiary Banks’ portfolio have a higher degree of risk than other loans and a downturn in our real estate markets could, therefore, hurt our business.

A downturn in our real estate markets could hurt our business because many of our Subsidiary Banks’ loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans. As of December 31, 2007, approximately 70.2% of the book value of Professional Business Bank’s loan portfolio consisted of loans collateralized by various types of real estate. As of December 31, 2007, approximately 74% of the book value of Spectrum Bank’s loan portfolio consisted of loans collateralized by various types of real estate.  All of our Subsidiary Banks’ real property collateral is located in California. If there is a significant decline in real estate values, especially in California, the collateral for our loans will provide less security. Real estate values could be affected by, among other things, earthquakes and national disasters particular to California. Any such downturn could have a material adverse effect on our business, financial condition, results of operations and cash flows. Professional Business Bank and Spectrum Bank do not engage in “subprime” or “Alt-A” lending.

In addition, federal banking regulators recently issued final guidance regarding commercial real estate lending. This guidance suggests that institutions that are potentially exposed to significant commercial real estate concentration risk will be subject to increased regulatory scrutiny. Institutions that have experienced rapid growth in commercial real estate lending, have notable exposure to a specific type of commercial real estate lending, or are approaching or exceed certain supervisory criteria that measure an institution’s commercial real estate portfolio against its capital levels, may be subject to such increased regulatory scrutiny. Our commercial real estate portfolio may be viewed as falling within one or more of the foregoing categories, and accordingly we may become subject to increased regulatory scrutiny because of our commercial real estate portfolio. If it is determined by our regulator that we have an undue concentration in commercial real estate lending, we may be required to maintain increased levels of capital and/or be required to reduce our concentration in commercial real estate loans.  See, “ - Supervision and Regulation” on page 18 for a more detailed discussion of the regulatory guidance on commercial real estate lending.

If we cannot attract deposits, our growth may be inhibited.

We plan to increase significantly the level of our assets, including our loan portfolio. Our ability to increase our assets depends in large part on our ability to attract additional deposits at competitive rates. We intend to seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets and by establishing personal relationships with our customers. We cannot assure you that these efforts will be successful. Our inability to attract additional deposits at competitive rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our allowance for loan losses may not be adequate to cover actual losses.

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that our Subsidiary Banks have adopted to address this risk, and that we will utilize in part, may not prevent unexpected losses that could have a material adverse effect on our business, financial condition, results of operations and cash flows. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond our ability to predict, influence, or control.

Like all financial institutions, our Subsidiary Banks maintain an allowance for loan losses to provide for loan defaults and non-performance. Our allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect our business, financial condition, results of operations and cash flows. The allowance for loan losses reflects our estimate of the probable losses in our loan portfolio at the relevant balance sheet date. Our allowance for loan losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond our control and these losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review our loans and allowance for loan losses. While we believe that our allowance for loan losses is adequate to cover current losses, we cannot assure you that we will not increase the allowance for loan losses further, or that regulators will not require us to increase this allowance. Either of these occurrences could materially adversely affect our business, financial condition, results of operations and cash flows.

We will rely on communications, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in or break of those systems that may result in lost business.

We will rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including customer relationship management, general ledger, deposit, servicing and loan origination systems. Any failure or interruption or breach in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit, servicing and/or loan origination systems. We cannot assure you that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by us or the third parties on which we rely. The occurrence of any failures or interruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows. If any of our third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in our relationships with them, we may be required to locate alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in the existing systems utilized by our Subsidiary Banks without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, the core operating platforms of our Subsidiary Banks are different, which will require a conversion of two operating systems if we choose to consolidate such systems. Such conversions often involve significant expense, significant utilization of staff time and other uncertainties and risks inherent in the conversion process.

We will be exposed to risk of environmental liabilities with respect to properties to which we take title.

In the course of our business, we may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and cash flows could be materially adversely affected.

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal controls we may discover material weaknesses or significant deficiencies in our internal control as defined under standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.

As a result of weaknesses that may be identified in our internal controls, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we discover weaknesses, we will make efforts to improve our internal and disclosure controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

SoCal and the Subsidiary Banks will be subject to extensive government regulation. These regulations may hamper our ability to increase assets and earnings, and could result in a decrease in the value of your shares.

Our operations and those of the Subsidiary Banks will continue to be subject to extensive regulation by federal, state and local governmental authorities and subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. There are various currently proposed laws, rules and regulations that, if adopted, would impact our operations. We cannot assure you that these proposed laws, rules and regulations or any other laws, rules or regulations will not be adopted in the future, which could make compliance much more difficult or expensive, restrict our ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated or sold by us or otherwise adversely affect our business, financial condition, results of operations or cash flows.

ITEM 2.  DESCRIPTION OF PROPERTY.

Currently, SoCal operates out of leased offices at One Maritime Plaza, Suite 825, San Francisco, California.  Professional Business Bank operates out of leased offices at 199 South Los Robles, Suite 130, Pasadena, California; 250 North Orange Street, Glendale, California; and 7110 North Fresno Street, Suite 340, Fresno, California.  Spectrum Bank operates out of owned offices located at 2417 West Whittier Blvd., Montebello, California and out of leased offices located at 15615 Alton Parkway, Irvine, California and 6094 Warner Avenue, Huntington Beach, California.

We consider our premises adequate for our needs.  In management’s opinion, we have sufficient insurance to cover our interests in the premises we occupy.

ITEM 3.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which we are a party.  There are no material proceedings known to us to be contemplated by any governmental authority.  We are involved in a variety of litigation matters in the ordinary course of our business and anticipate that we will become involved in new litigation matters from time to time in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of shareholders in the fourth quarter of 2007.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

Our common stock is listed on the OTC Bulletin Board under the symbol “BLVE” and only began quotation as of January 2008.

Because there were no trades of our common stock in 2007, in the following table we present the high and low bid prices of our common stock for the period from January 1, 2008 through February 29, 2008.

	Bid Prices
Month	Low	High
January	$16.25	$21.60
February	$15.00	$17.10

 The foregoing bid prices are over-the-counter market quotations as reported by the OTC BB that reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The limited trading market for our common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading of our common stock.

SHAREHOLDERS AND SHARES OUTSTANDING

As of December 31, 2007, there were approximately 260 shareholders of record of our common stock.  At December 31, 2007, our directors and principal officers owned approximately 5% of our outstanding shares, including options exercisable within 60 days of that date.  As of January 31, 2008, the Fund held 73.0% of the shares of SoCal, giving effect to the acquisition of Spectrum Bank.

There are no other classes of common equity outstanding.

DIVIDENDS

Shareholders of our common stock are entitled to receive dividends when and as declared by our Board of Directors, out of funds legally available therefore, subject to a variety of regulatory restrictions.  In addition, we have issued certain long term debt and corresponding junior subordinated deferrable interest debentures and perpetual non-cumulative preferred stock in connection with the acquisitions of Professional Business Bank and Spectrum Bank, which contain provisions limiting our ability to declare and pay dividends on our common stock in certain events.   One of the agreements executed in connection with the secured loan borrowed by SoCal also contains potential restrictions on the ability of our Subsidiary Banks to pay dividends for purposes other than to service such debt.  We have paid no cash dividends to our common shareholders since our inception and we have no present intent to commence the payment of dividends to our common shareholders in the foreseeable future.  In addition, the California Financial Code and various other regulatory provisions restrict our ability to currently pay cash dividends.

Whether or not dividends, either cash or stock, will be paid in the future will be determined by our Board of Directors after consideration of various factors.  Our profitability and regulatory capital ratios, in addition to other financial conditions and regulatory restrictions, will be key factors considered by the Board of Directors in making such determinations regarding the payment of dividends.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have one Plan, the Belvedere SoCal 2007 Equity Incentive Plan, that provides for grants of both incentive stock options and non-qualified stock options to our employees and directors.  The plan originally allocated 1.5 million shares of our common stock.  Other than substitute options issued in the acquisition of Professional Business Bank, there were no options granted under this plan as of December 31, 2007, however options under this plan were granted in February and March 2008.

Belvedere SoCal assumed all outstanding options of Professional Business Bank at the acquisition date. These options were converted to SoCal options and are summarized in the table below:

Plan category	Number of securities to be issued upon exercise of options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	135,041	$15.21	-
Equity compensation plans not approved by security holders	-	-	-
Total	135,041	$15.21	-

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

CAUTIONARY NOTES

Certain statements contained in this document,  including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: our inability to successfully implement our business strategy, general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital to fund the expansion of our business, and other risk factors referenced in “Item 1. Business – Factors that May Affect our Performance” and elsewhere in this document.  The risk factors and other cautionary statements made in this document should be read and understood as being applicable to all forward-looking statements wherever they appear in this document.  We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

The following includes discussion and analysis of the financial position at December 31, 2007, and results for the period ended December 31, 2007.

KEY FACTORS IN EVALUATING THE FINANCIAL CONDITION AND OPERATING PERFORMANCE

SoCal acquired Professional Business Bank on November 23, 2007.  Prior to such date, SoCal had no significant operations.  Accordingly, the discussion of the results of operations and financial condition for periods subsequent to November 23, 2007 are for SoCal.  Periods prior to November 23, 2007 relate to Professional Business Bank only.  Management believes the information is comparable since the sole subsidiary of SoCal through and including December 31, 2007 was Professional Business Bank.

The primary factor in evaluating SoCal’s performance for 2007 was the completion of the acquisition of Professional Business Bank on the close of business November 23, 2007.  This acquisition was SoCal’s first step in implementing its plan for expansion in the southern California market, and added $246.6 million in assets and $195.9 million in liabilities to SoCal.  SoCal incurred a consolidated net loss of $374 thousand, or $(2.45) basic and diluted earnings per share for 2007.  The net loss includes results of operations of Professional Business Bank from November 24, 2007 through December 31, 2007.

TRENDS AND DEVELOPMENTS IMPACTING THE COMPANY’S RESULTS

On January 31, 2008, SoCal completed the acquisition of Spectrum Bank, which currently operates as a separate wholly-owned subsidiary of SoCal.  This acquisition added approximately $188.8 million in assets and $150.7 million in liabilities and further expanded  SoCal’s presence in southern California.  In connection with that acquisition, SoCal issued $15.0 million in trust preferred securities to certain former shareholders of Spectrum Bank.

On December 10, 2007, SoCal issued $20.0 million of its Series A Non-Cumulative Perpetual Preferred Stock to the Fund.  The proceeds of this issuance were used for general corporate purposes and to payoff a short term loan that had been used to fund a portion of the acquisition of Professional Business Bank.

On March 18, 2008, SoCal borrowed $8.0 million from Pacific Coast Bankers Bank through a loan secured by the stock of the Subsidiary Banks.

EARNINGS SUMMARY

For comparative analysis, Professional Business Bank’s net loss of $843 thousand for the period January 1, 2007 through November 23, 2007 (pre-acquisition) is combined with Professional Business Bank's net income of $99 thousand for the period from November 24, 2007 to December 31, 2007, Belvedere SoCal’s loss for 2007 of $473 thousand and a $143 thousand (net of tax) pro forma adjustment for additional amortization of the Professional Business Bank core deposit intangible for a total pro forma combined loss of $1.4 million, or $(0.68), basic and diluted earnings per share.  Financial data for 2006 includes the results of Professional Business Bank only.

The following unaudited pro forma financial information is presented for information purposes only and you should not assume that the combined company would have achieved the pro forma results if the had actually been combined at the beginning of the period presented.

UNAUDITED PRO FORMA COMBINED CONDENSED INCOME STATEMENT
FOR THE YEAR ENDED DECEMBER 31, 2007
(Dollars in Thousands Except Share and Per Share Data)

	Professional Business Bank		Belvedere SoCal
	January 1 - November 23, 2007	November 24 - December 31, 2007	January 17 (inception) - December 31, 2007	Combined	Pro Forma Adjustments		Pro Forma Combined

Interest Income:
Interest and Fees on Loans	$13,369	$1,769	$-	$15,138	$-		$15,138
Interest on Investments	589	46		635			635
Other interest income	519	40		559			559
Total interest income	14,477	1,855	-	16,332	-		16,332

Interest expense:
Interest on NOW, Savings and Money Market	2,369	121		2,490			2,490
Interest on Time Deposits Less than $100,000	1,030	194		1,224			1,224
Interest on Time Deposits $100,000 and over	671	140		811			811
Interest on Other Borrowings	358	23	170	551			551
Total interest expense	4,428	478	170	5,076	-		5,076

Net Interest Income	10,049	1,377	(170)	11,256	-		11,256

Provision for loan losses	1,903	351	-	2,254	-		2,254

Net interest income after provision for loan losses	8,146	1,026	(170)	9,002	-		9,002

Service charges and fees	388	44	-	432	-		432
Other income	1	3	-	4	-		4
Total non-Interest income	389	47	-	436	-		436

Non-interest expense
Salaries and employee benefits	5,355	530	37	5,922	-		5,922
Occupancy and equipment expenses	603	78		681	-		681
Professional fees	1,716	72	568	2,356	-		2,356
Office and administrative expenses	724	95	30	849	-		849
Loan origination expenses	30	1		31	-		31
Other expenses	1,309	128		1,437	242		1,679
Total non-interest expense	9,737	904	635	11,276	242		11,518

Income (loss) before tax expense (benefit)	(1,202)	169	(805)	(1,838)	(242	) A	(2,080)

Income tax expense (benefit)	(359)	70	(332)	(621)	(99)		(720)

Net income (loss)	$(843)	99	(473)	$(1,217)	$(143)		$(1,360)

Net loss per share - basic	$(0.42)				$-		$(0.68)
Net loss per share - diluted	n/a						n/a

Weighted average shares - basic	1,998,199						2,011,343

(A)  Represents amortization of Professional Business Bank core deposit intangible

The combined net loss of $1.4 million compared to Professional Business Bank’s $1.3 million net income in 2006 reflected a $1.6 million, or 44.2%, increase in interest expense on deposits and borrowings, $1.1 million in merger related expenses, a $1.3 million, or 26.8%, increase in personnel related expenses and a $2.2 million increase in provision for loan losses, reflecting the 51.5% growth in, and changes in the product mix of, the loan portfolio.  Additionally, the holding company incurred $568 thousand in legal and professional fees largely related to acquisition transactions that were not pursued, $170 thousand in interest expenses and $68 thousand in personnel and administrative costs.  The increased costs were offset by a $3.8 million, or 30.8%, increase in interest income on loans and investments and a $721 thousand decrease in income tax expense.

BALANCE SHEET SUMMARY

As of December 31, 2007 total assets were $270.1 million, an increase of $96.8 million, or 55.9%, from total assets of $173.3 million at December 31, 2006. The majority of this growth was funded by deposits and was invested in loans, which increased $73.0 million, or 51.6%, to $214.6 million at December 31, 2007 from $141.6 million at December 31, 2006.

SoCal experienced a 22.1% growth in average earnings assets, increasing from $158.9 million in 2006 to $194.0 million in 2007 and an increase in our net interest margin from 5.64% in 2006 to 5.80% in 2007.

Shareholders’ equity increased $35.0 million for year ended December 31, 2007 primarily due to the issuance of common stock in connection with the acquisition and issuance of preferred stock to the Fund, partially offset by the net loss for the year.

The following table sets forth several key operating ratios:

	Year Ended December 31,
	2007	2006

Return on Average Assets	-0.59%	0.79%
Return on Average Equity	-4.45%	7.47%
Average Shareholders' Equity
to Average Total Assets	13.30%	10.57%

CRITICAL ACCOUNTING POLICIES

This discussion and analysis is based upon SoCal’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires SoCal’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingencies. A summary of the more significant accounting policies of SoCal can be found in Note 1 to the audited financial statements included herein.

Our accounting policies are integral to understanding the results reported.  Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies.  We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period.  In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.  The following is a brief description of the significant accounting policies involving significant management valuation judgments.

Allowance for Loan Losses.  The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The provision for loan losses is determined based on management’s assessment of several factors: reviews and evaluation of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences, the level of classified and nonperforming loans and the results of regulatory examinations.

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Goodwill and Other Intangibles.  Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. The historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on a straight-line basis over the period benefited. Goodwill is not amortized for book purposes, although it will be reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142, Goodwill and Other Intangible Assets) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.

Other intangible assets subject to amortization are evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered “not recoverable” if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY

The following tables present, for the periods indicated, the distribution of average assets, liabilities and shareholders’ equity, as well as the total dollar amounts of interest income and the resultant yields, and the dollar amounts of interest expense and resultant rates. Loan fees, which are not material, are included in interest earned on loans (dollar amounts in thousands).

	For the Year Ended December 31,
	2007			2006
			Average			Average
		Interest	Yield or		Interest	Yield or
	Average	Earned	Rate	Average	Earned	Rate
	Balance	or Paid	Paid	Balance	or Paid	Paid
Assets
Interest-Earning Assets:
Investment Securities	$13,394	$635	4.74%	$15,122	$672	4.44%
Certificates of Deposits	2,021	154	7.62%	4,785	278	5.81%
Federal Funds Sold	7,935	406	5.12%	12,867	629	4.89%
Loans	170,658	15,138	8.87%	126,094	10,903	8.65%
Total Interest-Earning Assets	194,008	16,333	8.42%	158,868	12,482	7.86%

Non Interest-Earning Assets
Cash and Due from Bank	6,953			5,316
Premises and Equipment	461			353
Accrued Interest and Other Assets	6,976			2,817
Allowance for Loan Losses	(2,609)			(1,711)
Total Assets	$205,789			$165,643

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Money Market, Savings and NOW	$74,306	2,491	3.35%	$62,417	2,216	3.55%
Time Deposits under $100,000	23,817	1,225	5.14%	16,618	781	4.70%
Time Deposits of $100,000 or More	15,672	810	5.17%	8,118	322	3.97%
Other Borrowings	7,802	551	7.06%	4,300	200	4.65%
Total Interest-Bearing Liabilities	121,597	5,077	4.18%	91,453	3,519	3.85%

Noninterest-Bearing Liabilities:
Demand Deposits	55,471			55,763
Other Liabilities	1,359			918
Shareholders' Equity	27,362			17,509
Total Liabilities and Shareholders' Equity	$205,789			$165,643
Net Interest Income		$11,256			$8,963

Net Yield on Interest-
Earning Assets (Net Interest Margin)			5.80%			5.64%

EARNINGS ANALYSIS

NET INTEREST INCOME

A significant component of earnings is net interest income which is the difference between the interest earned on loans and investments and the interest paid on deposits and other interest-bearing liabilities.

SoCal’s net interest income is affected by changes in the amount and mix of our interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in the yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

The following table sets forth changes in interest income and interest expense for each major category of interest-earning asset and interest-bearing liability, and the amount of change attributable to volume and rate changes for the years indicated. Changes not solely attributable to rate or volume have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the changes in each (dollar amounts in thousands).

	Year Ended December 31, 2007
	versus
	Year Ended December 31, 2006
	Increase (Decrease) Due
	To Change in
	Volume		Rate	Total
Interest-Earning Assets:
Investment Securities	$	(87)	$50	$	(37)
Certificates of Deposit		(225)	101		(124)
Federal Funds Sold		(253)	30		(223)
Loans		3,944	291		4,235
Total Interest Income		3,378	473		3,851

Interest-Bearing Liabilities:
Money Market, Savings and NOW		386	(111)		275
Time Deposits under $100,000		363	81		444
Time Deposits of $100,000 or More		355	133		488
Other Borrowings		202	149		351
Total Interest Expense		1,306	252		1,558
Net Interest Income		$2,072	$221		$2,293

Net interest income was $11.3 million and $9.0 million for the years ended December 31, 2007 and 2006, respectively. The increase of $2.3 million, or 25.6%, was primarily due to the increase in average interest-earning assets in 2007 over 2006. The net interest margin was 5.80% and 5.64% for 2007 and 2006, respectively. The increase in net interest margin is due to the yields on interest-earning assets rising faster than the cost of interest-bearing liabilities.

Interest income was $16.3 million and $12.5 million for 2007 and 2006, respectively. The year over year increase of $3.8 million, or 30.8%, was due to the increase in average interest-earning assets and the increase in period over period market interest rates which are reflected in the average yield. The average balance of interest-earning assets increased $35.1 million, or 22.1%, from $158.9 million to $194.0 million for 2006 and 2007, respectively, and the yield on interest-earning assets increased 56 basis points from 7.86% to 8.42% for 2006 and 2007, respectively, due to an increase in average market rates year over year, along with a change in the mix of interest earning assets, with the composition more heavily weighted towards loans, the highest yielding component of interest-earning assets.

Interest expense was $5.1 million and $3.5 million for the years ended December 31, 2007 and 2006, respectively. The increase of $1.6 million, or 44.2%, was due to the increase in average interest-bearing liabilities and, to a lesser extent, the increase in period over period market interest rates which are reflected in the overall average rate paid.  Additionally, SoCal incurred interest expense of $170 thousand during 2007 on notes payable.  The average balance of interest-bearing liabilities increased $30.1 million, or 33.0%, from $91.5 million to $121.6 million for 2006 and 2007, respectively, and the average rate paid on interest-bearing liabilities increased 33 basis points from 3.85% to 4.18% for 2006 and 2007, respectively.

NONINTEREST INCOME

Noninterest income consists primarily of service charges on deposit accounts and gains on loan sales. Noninterest income was $436 thousand for 2007 compared to $658 thousand for 2006.

The decrease in noninterest income of $222 thousand, or 33.7%, for 2007 compared to 2006 was primarily due to a decrease in gain on sales of loans and SBA packaging and referral fee income offset by increases in service charges and fees resulting from increased deposit accounts and an increase in the amount charged deposit customers for negative account balances and for checks that were not honored due to insufficient funds in customer account balances. There were no loans sold during 2007. Gain on sales of loans was $188 thousand for 2006. SBA packaging and referral fee income decreased $181 thousand, 2007 compared to 2006. Service charges and fees increased $149 thousand, or 49.7%, 2007 compared to 2006.

NONINTEREST EXPENSE

Noninterest expense reflects SoCal’s costs of products and services related to systems, facilities, personnel, and administration. The following are the major components of noninterest expense for the years ended December 31, 2007 and 2006 (dollar amounts in thousands):

	Year Ended December 31,
	2007	2006

Salaries and Employee Benefits	$5,922	$4,672
Occupancy and Equipment Expenses	681	588
Professional Fees	2,356	832
Office and Administrative Expenses	849	965
Other Expenses	1,710	1,050
Total Noninterest Expense	$11,518	$8,107

 The increase of $3.4 million, or 42.1%, for 2007 over 2006 was primarily due to the following:

•
Salaries and benefits increased $1.3 million, or 26.8%, due to an increase in the number of higher compensated business development officers, an increase in stock-based compensation costs, and annual salary increases for employees.

•
Professional fees increased $1.5 million, or 183.2%, primarily due to the expensing of $568 thousand of professional fees related to potential acquisitions that were not consummated  and the expensing of $1.1 million of merger related legal and consulting fees by Professional Business Bank.

•
Office and administrative expenses decreased $116 thousand, or 12.0%, primarily due to a $199 thousand decrease in operating cost reimbursements paid to title and escrow customers as a result of decreased average account balances, offset by an increase in telephone expenses and administrative expenses incurred by the holding company.

•
Other expenses increased $660 thousand, or 62.9%, primarily due to a $142 thousand increase in electronic data processing expenses as a result of increased transaction volumes and the introduction of new products, a $114 thousand increase in FDIC and California Department of Financial Institutions assessments, a $66 thousand increase to travel, dues and membership costs and $242 thousand in pro forma amortization of the core deposit intangible.

As a percentage of average assets, noninterest expense was 5.60% and 4.89% in 2007 and 2006, respectively. The increase of 71 basis points was due to merger related expenses incurred in 2007 along with the lag between the time when new business development officers are employed and when they generate new loans and deposits.

INCOME TAXES

The income tax (benefit) expense was $(720) thousand, or an effective rate of (34.6)%, and $1 thousand for 2007 and 2006, respectively. The income tax benefit for 2007 was due primarily to the 2007 acquisition that occurred during the year and the related impact on operations and Management’s belief that it is more likely than not that the net operating loss carryforwards will be utilized in future periods, resulting in the elimination of the valuation allowance of $532 thousand previously recorded. Tax expense of $1 thousand was recorded for 2006, the minimum franchise tax for the State of California less prior year refunds received. As of December 31, 2007, SoCal has net operating loss carry forwards of approximately $120 thousand for federal income tax and $166 thousand for California franchise tax purposes. Federal net operating loss carry forwards, to the extent not used, will expire in 2027. California net operating loss carry forwards, to the extent not used, will expire in 2017.

BALANCE SHEET ANALYSIS
INVESTMENT PORTFOLIO

All investment securities are classified as available-for-sale. The following table summarizes the amounts and distribution of investment securities held as of the dates indicated (dollar amounts in thousands):

	December 31, 2007			December 31, 2006
			Weighted			Weighted
	Amortized	Market	Average	Amortized	Market	Average
	Cost	Value	Yield	Cost	Value	Yield
Available-for-Sale Securities

U.S. Government Agencies
Within One Year	$2,004	$2,002	4.24%	$5,990	$5,950	3.79%
One to Five Years	2,024	2,024	5.42%	3,988	3,995	4.87%
Total Available for Sale	4,028	4,026		9,978	9,945

Mortgage-Backed Securities
Within One Year	-	-	-	48	48	5.01%
One to Five Years	1,230	1,231	4.11%	1,574	1,527	4.16%
After Five Years to Ten Years	558	559	5.22%	4,178	4,181	4.98%
After Ten Years	2,953	2,970	4.78%
Total Mortgage-Backed	4,741	4,760		5,800	5,756

Total Securities	$8,769	$8,786		$15,778	$15,701

LOAN PORTFOLIO

The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollar amounts in thousands):

	December 31,
	2007	2006
Loans
Commercial	$56,791	$27,082
Real Estate - Construction	37,566	17,392
Real Estate - Other	113,123	91,250
Consumer	7,127	5,898
Net Deferred Loan Fees	(273)	(251)
Total Loans	214,334	141,371
Allowance for Loan Losses	(4,077)	(1,869)
Net Loans	$210,257	$139,502

Commitments
Letters of Credit	$769	$603
Undisbursed Loans and
Commitments to Grant Loans	62,459	50,829
Total Commitments	$63,228	$51,432

At December 31, 2007 and 2006, more than 50% of the loan portfolio was comprised of real estate—other loans. Real estate-other loans consist primarily of loans secured by owner-occupied and investor commercial real estate.

In an effort to diversify its loan portfolio, in 2006 Professional Business Bank became an approved lender under the California Pollution Control Financing Authority’s California Capital Access Program (“CalCAP”) under which $21.7 million and $5.9 million of commercial loans were outstanding at December 31, 2007 and 2006, respectively. The outstanding balances of real estate loans originated under the CalCAP program were $8.2 million and  $1.9 million at December 31, 2007 and 2006, respectively. Under the CalCAP program, the borrower, CalCAP and Professional Business Bank contribute funds (generally 2%, 4% and 2%, respectively, of the loan commitment amount) to a CalCAP reserve account that is held in an interest-bearing demand account at Professional Business Bank. Professional Business Bank’s contributions to the CalCAP reserve account have been recorded as a receivable and are included in Accrued Interest and Other Assets. The allowance for loan losses allocated to the CalCAP loans takes into consideration the credit support provided by the CalCAP reserve account. If Professional Business Bank were to formally withdraw from the program, the remaining balance in the CalCAP reserve account after all loans have been repaid and there are no pending claims for reimbursement and the California Pollution Control Financing Authority withdraws its pro rata portion (based on total contributions) of the account balance will be paid to Professional Business Bank as repayment of the previously recorded receivable.

The following table sets forth the maturity distribution of loans outstanding at December 31, 2007. In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the national prime rate or other interest rate indices. Variable rate loans where the interest rate has fallen below contractual minimums are classified in the following chart as fixed rate loans (dollar amounts in thousands):

		Over One
		Year But
	Less Than	Less Than	Over Five
	One Year	Five Years	Years	Total

Commercial	$53,500	$2,942	$349	$56,791
Real Estate - Construction	37,566	-	-	37,566
Real Estate - Other	45,331	49,786	18,006	113,123
Consumer	3,301	392	3,434	7,127

Total	$139,698	$53,120	$21,789	$214,607

Loans with fixed interest rates	$5,931	$6,273	$20,850	$33,054
Loans with variable interest rates	133,767	46,847	939	181,553

Total	$139,698	$53,120	$21,789	$214,607

NONPERFORMING ASSETS

Nonaccrual loans are those loans for which we have discontinued accrual of interest because there exists reasonable doubt as to the full and timely collection of either principal or interest.  Loans past due 90 days will continue to accrue interest only when the loan is both well secured and in the process of collection.

When a loan is placed on nonaccrual status, all interest previously accrued but uncollected is reversed against current period operating results.  Income on such loans is then recognized only to the extent that cash is received and, where the ultimate collection of the carrying amount of the loan is probable, after giving consideration to the borrower’s current financial condition, historical repayment performance and other factors.  Accrual of interest is resumed only when (i) principal and interest are brought fully current, and (ii) such loan is either considered, in management’s judgment, to be fully collectible or otherwise well secured and in the process of collection.

At December 31, 2007 nonaccrual loans totaled $920 thousand, which consisted of one loan secured by commercial real estate.  If interest on that loan had been accrued, such income would have approximated $71 thousand for 2007. There were no nonaccrual loans at December 31, 2006.  At December 31, 2007 and 2006, SoCal had no loans that were 90 days past due that were still accruing interest or loans that were “troubled debt restructurings”.

The following table sets forth information about non-performing assets at the date indicated:

	December 31,
	2007	2006

Loans 90 Days Past Due and Still Accruing	$-	$-
Nonaccrual Loans	920,000	-

Total Nonperforming Loans	920,000	-

Other Real Estate Owned	-	-

Total Nonperforming Assets	$920,000	$-

Nonperforming Loans as a
Percentage of Total Loans	0.43%	N/A
Allowance for Loan Loss as a Percentage
of Nonperforming Loans	443.15%	N/A
Nonperforming Assets as a
Percentage of Total Assets	0.34%	N/A

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based on management’s assessment of the required allowance for loan losses to ensure that the allowance is maintained at a level that is considered adequate to provide for the loan losses inherent in the loan portfolio. For 2007 and 2006 the provision for loan losses was $2.3 million and $205 thousand, respectively. The increase was due to the growth in loans and the increase in the percentage of loans categorized at higher risk ratings.  There were $46 thousand in charge-offs in 2007.  There were no charge-offs in 2006.

Management believes that the allowance for loan losses is adequate. Quarterly detailed reviews are performed to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense. These systematic reviews follow the methodology set forth by the FDIC in its 2006 policy statement on the allowance for loan losses.

A key element of the methodology is the credit classification process. Significant loans identified as less than “acceptable” are reviewed individually to estimate the amount of probable losses that need to be included in the allowance. These reviews include analysis of financial information as well as evaluation of collateral securing the loan. Additionally considered is the inherent risk present in the “acceptable” portion of the loan portfolio taking into account the relative financial strength of each borrower, market conditions and other relevant factors that may affect repayment of the loans in these categories. All loans are risk rated on a scale of “1” to “10” with “10” being a loss. A loss factor is assigned to each risk rating based on various factors, including management’s experience, consultation with outside consultants and peer group analysis. The sum of the products of the loss factors and the outstanding balance of loans in each category is considered the “quantitative” portion of the allowance for loan losses. On a quarterly basis, the appropriateness of the loss factors is reviewed. When the loss factors are adjusted or the dollar amount of loans in each risk category change, the allowance and provision for loan losses are adjusted accordingly.

SoCal has also elected to take external, subjective (so-called qualitative) factors into consideration when assessing the adequacy of the allowance for loan losses. These qualitative factors, which adjusts for the lack of seasoning of the loan portfolio, take into account and weight by risk, among other things, the growth and nature of the loan portfolio, concentration of credits, lending policies, economic trends, competition and legal and regulatory requirements. The total qualitative reserve requirement is determined by applying the risk weights of the qualitative factors to the total amount of loans outstanding.

The following table summarizes the allocation of the allowance for loan losses by loan type as of the dates indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

	December 31,
	2007		2006
		Loan		Loan
	Amount	Percent	Amount	Percent

Commercial	$1,286	26.5%	$375	19.1%
Real Estate - Construction	1,163	17.5%	277	12.3%
Real Estate - Other	1,468	52.7%	1,094	64.4%
Consumer	152	3.3%	66	4.2%
Unallocated	8	n/a	57	n/a

Total	$4,077	100.0%	$1,869	100.0%

The CalCAP loans totaled $29.9 million and $7.8 million at December 31, 2007 and 2006, respectively, and are included in the Commercial and Real Estate—Other categories in the above table. The allowance for loan losses allocated to the CalCAP loans takes into consideration the credit support provided by the CalCAP reserve account. The balance in the CalCAP reserve account, including amounts due from CalCAP, was $2.2 million and $728 thousand at December 31, 2007 and 2006, respectively.

As a percentage of total loans, the allowance for loan losses increased 58 basis points from 1.32% at December 31, 2006 to 1.90% at December 31, 2007. The increase is due to an increase in the percentage of loans categorized at higher risk ratings.

The following table sets forth information about the allowance for loan losses and non-performing assets at the date indicated:

	For the Year Ended December 31,
	2007	2006
Outstanding Loans:
Average for the Year	$170,658	$126,094
End of the Year	$214,334	$141,371
Allowance For Loan Losses:
Balance at Beginning of Year	$1,869	$1,664
Actual Charge-Offs:
Commercial
Consumer	46
Real Estate	-	-
Total Charge-Offs	46	-
Less Recoveries:
Commercial		-
Consumer	-	-
Real Estate	-	-
Total Recoveries	-	-
Net Loans Charged-Off	46	-
Provision for Loan Losses	2,254	205
Balance at End of Year	$4,077	$1,869
Ratios:
Net Loans Charged-Off to
Average Loans	0.03%	N/A
Allowance for Loan Losses to
Total Loans	1.90%	1.32%
Net Loans Charged-Off to Beginning
Allowance for Loan Losses	2.46%	N/A
Net Loans Charged-Off to
Provision for Loan Losses	2.04%	N/A
Allowance for Loan Losses to
Nonperforming Loans	443.15%	N/A

FUNDING

Deposits are the primary source of funds.

The following table summarizes the distribution of average deposits and the average rates paid for the period indicated (dollar amounts in thousands):

	Years Ended December 31,
	2007		2006
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Money Market, Savings and NOW	$74,306	3.35%	$62,417	3.55%
Time Deposits under $100,000	23,817	5.14%	16,618	4.70%
Time Deposits of $100,000 or More	15,672	5.17%	8,118	3.97%

Total Interest-Bearing Deposits	113,795	3.98%	87,153	3.81%

Noninterest-Bearing Demand
Deposits	55,471	n/a	55,763	n/a

Total Average Deposits	$169,266	2.67%	$142,916	2.32%

The average balance of money market, savings and NOW accounts increased $11.9 million, or 19.0%, from $62.4 million in 2006 to $74.3 million in 2007. The average balance of time deposits under $100,000 increased $7.2 million, or 43.3%, from $16.6 million in 2006 to $23.8 in 2007. The average balance of time deposits greater than $100,000 increased $7.5 million, or 93.1%, from $8.2 million in 2006 to $15.7 million in 2007. The overall average rate increased 35 basis points from 2.32% in 2006 to 2.67% in 2007. This increase related primarily to a shift in the mix of total deposits, with interest bearing deposits comprising 68% of our total deposit portfolio in 2007 as compared to 61% in 2006.

The scheduled maturity distribution of time deposits of $100,000 or greater were as follows (dollar amounts in thousands):

Three Months or Less	$4,795
Over Three Months to One Year	20,485
Over One Year to Three Years	436
Total	$25,716

Professional Business Bank has from time to time borrowed funds on a short-term basis from the Federal Home Loan Bank and other financial institutions. Outstanding borrowings totaled $18.0 million and $9.5 million at December 31, 2007 and 2006, respectively. The interest rate was 3.8% and 5.64% on these outstanding borrowings at December 31, 2007 and 2006, respectively. The maximum amount of borrowings at any month-end was $18.0 million and $9.5 million in 2007 and 2006, respectively. The average amounts outstanding totaled $7.8 million and $4.3 million and the weighted average interest rates were 4.90% and 4.69% in 2007 and 2006, respectively.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets and the acquisition of additional deposit liabilities. One method banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at higher interest rates. At December 31, 2007 the deposit portfolio consisted of $20 million in brokered deposits.  There were no brokered deposits at December 31, 2006.

To meet liquidity needs, SoCal maintains a portion of its funds in cash deposits in other banks, Federal Funds sold, and available-for-sale investment securities (liquid assets). As of December 31, 2007 and 2006, SoCal’s liquidity ratio was 11.5% and 12.5%, respectively (defined as liquid assets as a percentage of deposits).

Liquidity may be enhanced, if necessary, through short-term borrowings. As of December 31, 2007, SoCal had short-term borrowing facilities available totaling approximately $72 million. This consisted of $21 million in unsecured federal funds lines of credit with three correspondent banks and approximately $51 million in a secured line of credit with Federal Home Loan Bank.

As of December 31, 2007, one depositor accounted for 7.8%, or $15.2 million, of total deposits. SoCal believes it could replace these deposits in the wholesale market or utilize its borrowing facilities to fund the cash outflow.

Interest rate risk is the exposure of a bank’s financial condition, both earnings and the market value of assets and liabilities, to adverse movements in interest rates. Interest rate risk results from differences in the maturity or timing of interest-earning assets and interest-bearing liabilities, changes in the slope of the yield curve over time, imperfect correlation in the adjustment of rates earned and paid on different instruments with otherwise similar characteristics (e.g., three-month Treasury bill versus three-month LIBOR) and from interest-rate-related options embedded in bank products (e.g. loan prepayments, callable investment securities, early withdrawal of time deposits, etc).

The potential impact of interest rate risk is significant because of the liquidity and capital adequacy consequences that reduced earnings or losses could imply. Interest rate risks are a routine part of bank operations and will from time to time impact profits and capital position. The objective of interest rate risk management is to control exposure of net interest income to risks associated with interest rate movements in the market, to achieve consistent growth in net interest income and to profit from favorable market opportunities.

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution’s net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In an overall attempt to match assets and liabilities, SoCal takes into account rates and maturities to be offered in connection with certificates of deposit and variable rate loans. SoCal has generally been able to control exposure to changing interest rates by maintaining a large percentage of floating interest rate loans and a majority of time certificates with relatively short maturities.

The following table sets forth the distribution of repricing opportunities of interest-earning assets and interest-bearing liabilities, the cumulative interest rate sensitivity gap, which is interest rate sensitive assets less interest rate sensitive liabilities cumulative period to period, and the cumulative gap as a percentage of total assets and total interest-earning assets as of December 31, 2007. The table also sets forth the time periods during which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. The interest rate relationships between the repriceable assets and repriceable liabilities are not necessarily constant and may be affected by many factors, including the actions management might take and the behavior of customers in response to changes in interest rates. This table should, therefore, be used only as a guide as to the possible effect changes in interest rates might have on net interest margins (dollars in thousands).

		After	After One
	Within	Three Months	Year But
	Three	But Within	Within	After
	Months	One Year	Five Years	Five Years	Total
Interest-Earning Assets:
Federal Funds Sold	$9,130	$-	$-	$-	$9,130
Certificates of Deposit	-	100	-	-	100
Investment Securities	-	2,002	3,255	3,529	8,786
Total Loans	106,355	33,344	53,120	21,788	214,607
	$115,485	$35,446	$56,375	$25,317	$232,623

Interest-Bearing Liabilities:
Money Market, Savings and NOW Deposits	$49,514	$-	$-	$-	$49,514
Time Deposits	32,823	37,698	556	-	71,077
Other Borrowings	18,000	-	-	-	18,000
	$100,337	$37,698	$556	$-	$138,591

Interest Rate Sensitivity Gap	$15,148	$ (2,252)	$55,819	$25,317	$94,032
Cumulative Interest Rate Sensitivity Gap	$15,148	$12,896	$68,715	$94,032

Ratios Based on Total Assets:
Interest Rate Sensitivity Gap	5.61%	( 0.83%)	20.67%	9.37%	34.82%
Cumulative Interest Rate Sensitivity Gap	5.61%	4.77%	25.44%	34.82%

Total Assets	$270,080

On December 31, 2007, SoCal had $150.9 million in assets and $138.0 million in liabilities repricing within one year. This means that $12.9 million more of SoCal’s interest rate sensitive assets than its interest rate sensitive liabilities will change to the then current rate (changes occur due to the instruments being at a variable rate or because the maturity of the instrument requires its replacement at the then current rate). The ratio of interest-earning assets to interest-bearing liabilities maturing or repricing within one year at December 31, 2007 equals 109.3%. Interest income is likely to be affected to a greater extent than interest expense for any changes in interest rates within one year from December 31, 2007. If rates were to increase during this period, interest income would increase by a greater amount than interest expense and net income would increase. Conversely, if rates were to decrease the opposite would apply.

CAPITAL RESOURCES

Shareholders’ equity at December 31, 2007 was $55.0 million, an increase of $35.0 million from $20.0 million at December 31, 2006. The increase was primarily due to the issuance of common stock, offset by the net loss for 2007.

As of December 31, 2007, Belvedere SoCal had no trust preferred securities outstanding.  However, as part of the Spectrum Bank acquisition a total of $15.0 million of trust preferred securities were issued by a subsidiary of Belvedere SoCal, and a corresponding amount of junior subordinated debentures were issued by SoCal.  In addition, Belvedere SoCal sold $20 million of non-cumulative perpetual preferred stock to the Fund on December 10, 2007.   The trust preferred securities and the non-cumulative perpetual preferred stock have been included in Tier I capital for regulatory capital purposes.

Professional Business Bank’s Tier 1 risk-based capital ratio and leverage ratio exceeded the “well capitalized” regulatory requirements and its total risk-based capital ratio exceeded the “adequately capitalized” regulatory capital requirement at December 31, 2007.  Subsequent to December 31, 2007, Belvedere SoCal made additional capital contributions to Professional Business Bank in the amount of $4 million, raising Professional Business Bank’s total risk-based capital ratio above the “well capitalized” threshold.

Under regulatory capital adequacy guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets and certain off-balance-sheet items, such as unused loan commitments and standby letters of credit. The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common shareholders’ equity and perpetual preferred stock, less goodwill and certain deductions. Tier 2 capital consists of other elements, primarily non-perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations. The guidelines also evaluate the leverage ratio, which is Tier 1 capital divided by average tangible assets.

The following table sets forth the regulatory standards for well-capitalized and adequately capitalized institutions and the capital ratios for SoCal and Professional Business Bank as of the date indicated:

SoCal

	Minimum	December 31,
	Requirements	2007
Tier 1 Capital to Average Assets	4.00%	10.49%
Tier 1 Capital to Risk-Weighted Assets	4.00%	10.03%
Total Capital to Risk-Weighted Assets	8.00%	11.29%

Professional Business Bank

	Minimum	Well Capitalized	December 31,	December 31,
	Requirements	Standard	2007	2006
Tier 1 Capital to Average Assets	4.00%	5.00%	8.82%	11.22%
Tier 1 Capital to Risk-Weighted Assets	4.00%	6.00%	8.29%	11.96%
Total Capital to Risk-Weighted Assets	8.00%	10.00%	9.55%	13.10%

 EFFECTS OF INFLATION

The financial statements and related financial information presented herein have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or same magnitude as the price of goods and services.

OFF-BALANCE SHEET ARRANGEMENTS

Off-balance sheet arrangements are any contractual arrangement to which an unconsolidated entity is a party, under which we have: (1) any obligation under a guarantee contract; (2) a retained or contingent interest in assets transferred to an unconsolidated  entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets; (3) any obligation under certain derivative instruments; or (4) any obligation under a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

In the ordinary course of business, we have entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received.

ITEM 7.  FINANCIAL STATEMENTS.

The financial statements called for by this item appear in this document beginning on the following page, and include audited consolidated financial statements for SoCal from January 17, 2007 (Inception) to December 31, 2007, and audited statements of operations and cash flows for Professional Business Bank for the period from January 1, 2007 through November 23, 2007, and statement of financial condition at December 31, 2006 and statements of operations, changes in shareholders' equity and cash flows for the year then ended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Belvedere SoCal and Subsidiary

We have audited the accompanying consolidated balance sheet of Belvedere SoCal and subsidiary as of December 31, 2007 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the period from January 17, 2007 (inception) to December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Belvedere SoCal and subsidiary as of December 31, 2007, and the consolidated results of their operations and their cash flows for the period from January 17, 2007 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP
Sacramento, California
March 31, 2008

BELVEDERE SoCAL AND SUBSIDIARY

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

December 31, 2007

ASSETS

Cash and due from banks	$4,401,632
Federal Funds sold	9,130,000

Total cash and cash equivalents	13,531,632

Interest-bearing deposits in other financial institutions	100,000

Investment securities available for sale	8,786,293

Loans:
Commercial	56,791,314
Real Estate – Construction	37,566,205
Real Estate – Other	113,123,251
Consumer	7,126,720

Total loans	214,607,490

Deferred loan fees, net of costs	(273,115)
Allowance for loan losses	(4,077,213)

Net loans	210,257,162

Premises and equipment, net	461,760
Goodwill	29,459,78
Other intangible asset, net	2,368,172
Federal Home Loan Bank stock, at cost	916,300
Accrued interest and other assets	4,198,740

Total assets	$270,079,842

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand	$73,358,729
NOW, savings and money market accounts	49,514,411
Time deposits under $100,000	45,460,646
Time deposits $100,000 and over	25,715,811

Total deposits	194,049,597

Federal Home Loan Bank advances	18,000,000
Accrued interest and other liabilities	3,044,416

Total liabilities	215,094,013

Commitments and contingencies (Notes 5 and 10)	-

Shareholders' equity:
Preferred stock – non-cumulative, perpetual, no par value; authorized 20,000,000
shares; 806,666 Series A shares issued and outstanding	19,766,650
Common stock – no par value; authorized 20,000,000 shares;
2,011,343 shares issued and outstanding	35,749,587
Accumulated deficit	(540,408)
Accumulated other comprehensive income – net unrealized
gain on available-for-sale securities, net of taxes of $7,000	10,000

Total shareholders' equity	54,985,829

Total liabilities and shareholders' equity	$270,079,842

The accompanying notes are an integral part of these consolidated financial statements.

BELVEDERE SoCAL AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

For the Period from January 17, 2007 (Inception) to December 31, 2007

Interest income:
Interest and fees on loans	$1,769,077
Interest on investment securities	45,919
Other interest income	40,132

Total interest income	1,855,128

Interest expense:
Interest on NOW, savings and money market accounts	121,230
Interest on time deposits less than $100,000	194,281
Interest on time deposits $100,000 and over	139,502
Interest on other borrowings	192,670

Total interest expense	647,683

Net interest income	1,207,445

Provision for loan losses	350,859

Net interest income after provision for loan losses	856,586

Non-interest income:
Service charges and fees	43,720
Other income	2,962

Total non-interest income	46,682

Non-interest expense:
Salaries and employee benefits	566,418
Occupancy and equipment expenses	77,704
Professional fees	640,627
Data processing	55,392
Marketing and business promotion	12,550
Office and administrative expenses	124,455
Other expenses	61,769

Total non-interest expense	1,538,915

Loss before income tax benefit	(635,647)

Income tax benefit	(261,889)

Net loss	$(373,758)

Net loss per share – basic and diluted	$(2.45)

The accompanying notes are an integral
part of these consolidated financial statements.

BELVEDERE SoCAL AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Period from January 17, 2007 (Inception) to December 31, 2007

							Accumulated
							Other
	Preferred Stock		Common Stock		Comprehensive	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Loss	Deficit	Income

Common stock issued			1,128,839	$11,500,000

Series A non-cumulative perpetual preferred stock issued, net of issuance costs	800,000	$19,600,000

Common stock issued for acquisition of Professional Business Bank, net of issuance costs			885,804	24,249,587

Comprehensive loss:
Net loss					$(373,758)	$(373,758)
Unrealized gain on available-for-sale securities, net of tax					10,000		$10,000

Total comprehensive loss					$(363,758)

Series A preferred stock dividend declared	6,666	166,650				(166,650)

Balance, December 31, 2007	806,666	$19,766,650	2,011,343	$35,749,587		$(540,408)	$10,000

The accompanying notes are an integral
part of these consolidated financial statements.

BELVEDERE SoCAL AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Period from January 17 (Inception) to December 31, 2007

Operating activities:
Net loss	$(373,758)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	61,874
Provision for loan losses	350,859
Net increase in accrued interest and other assets	(1,117,401)
Net decrease in accrued interest and other liabilities	(61,329)

Net cash used in operating activities	(1,139,755)

Investing activities:
Proceeds from maturities and principal paydowns of available-for-sale investment securities	1,575,806
Increase in loans	(21,126,708)
Purchases of premises and equipment	(10,788)
Cash paid in connection with the acquisition of Professional
Business Bank, net of cash received	(15,735,981)

Net cash used in investing activities	(35,297,671)

Financing activities:
Net increase in demand and savings deposits	2,903,866
Net decrease in time deposits	(298,308)
Proceeds from borrowings	16,500,000
Proceeds from issuance of common stock	11,500,000
Proceeds from issuance of preferred stock	19,600,000
Stock issuance costs paid	(236,500)

Net cash provided by financing activities	49,969,058

Increase in cash and cash equivalents	13,531,632

Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of year	$13,531,632

Noncash financing activities:
Fair value of common stock, options and warrants issued in acquisition of Professional Business Bank	$24,596,087
Preferred stock dividend declared	$166,650

Supplemental Disclosures of Cash Flow Information:
Interest paid	$62,264
Taxes paid	$155,000

The accompanying notes are an integral
part of these consolidated financial statements.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Belvedere SoCal ("Belvedere") is a bank holding company incorporated in 2007 in the state of California.  Belvedere was formed by its majority shareholder, Belvedere Capital Fund II L.P. (the “Fund”), a Delaware limited partnership formed in 2002, specifically to acquire Professional Business Bank (the "Bank"), which occurred on November 23, 2007, and to be the platform for acquiring other banks in southern California.  Belvedere closed the acquisition of Spectrum Bank on January 31, 2008, further expanding its market presence.  See Note 17 for further information regarding the Spectrum acquisition.

At December 31, 2007 and January 31, 2008 (subsequent to the acquisition of Spectrum Bank), the Fund owned 55.5% and 73.0%, respectively, of the outstanding common stock of Belvedere and all of the outstanding Series A non-cumulative perpetual preferred stock.  Significant related party transactions for the period ended December 31, 2007 include the reimbursement by Belvedere of the Fund’s merger-related expenses in connection with the acquisition of Professional Business Bank and the payment of transaction fees to the Fund of $1 million in connection with the acquisition and $400,000 in connection with the issuance of the Series A preferred stock.  In addition, Belvedere and the Bank entered into a management agreement with the Fund and the Fund's General Partner on November 2, 2007 under which the Fund’s general partner will provide certain management services to the Bank for an annual fee equal to 5% of the Bank’s pre-tax income, but not less than $100,000 nor more than $500,000.  The first payment under this agreement is due January 1, 2008.  In management’s opinion, these transactions are on the same terms as those for comparable transactions with unrelated parties.

The consolidated financial statements include the accounts of Belvedere since its inception and the accounts of the Bank, its wholly owned subsidiary, from the date of acquisition.  The Bank is chartered by the California Department of Financial Institutions and its deposit accounts are insured by the Federal Deposit Insurance Corporation up to the maximum amounts under the terms allowed by federal regulations.  The Bank conducts its financial services primarily in Los Angeles County and occasionally other areas of California.  References in these notes to the "Company" refer to Belvedere and its consolidated subsidiary.

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America and within the banking industry.

The following are descriptions of the more significant of these policies:

Principles of Consolidation

The consolidated financial statements include the accounts of Belvedere and the Bank.  All material intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Cash and Due From Banks

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The Bank was in compliance with its reserve requirements as of December 31, 2007.

The Company maintains amounts due from banks which exceed federally insured limits. The Company has not experienced any losses in such accounts.

Investment Securities

Bonds, notes, and debentures for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

The Company classifies as held-to-maturity those debt securities that it has the intent and ability to hold to maturity.  Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term.

Investments not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of applicable taxes as a separate component of other comprehensive income included in shareholders' equity. Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method. Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.  Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans (Continued)

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans.  The accrual of interest on such loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, based on the contractual terms of the note.  When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received and the loan's principal balance is deemed collectible. Interest accruals are resumed on such loans only when the loan is brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

The Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan's effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  The Bank selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.  The Bank recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual loans.

The Company has adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

Gains and losses on loan sales are recognized at the time of sale and are calculated based on the difference between the selling price and the fair value of servicing assets or liabilities and the allocated carrying value of the retained portion of the loan, the interest-only strip and the sold portion of the loan, based on the relative fair value of each portion.  As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.  That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed management's estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized.  The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only (I/O) strips receivable, which are classified as interest-only strips receivable available for sale and are carried at fair value.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses

The allowance for loan losses is maintained to provide for losses related to impaired loans and other losses that can be expected to occur in the normal course of business.  The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan portfolio, specifically identified problem loans, potential losses inherent in the portfolio taken as a whole and economic conditions in the Company's service area.

Loans determined to be impaired or classified are individually evaluated by management for specific risk of loss. In addition, reserve factors are assigned to currently performing loans based on management's assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Company has not experienced losses, the loss experience of peer banks.  Management also recorded expected loss reserves of $141,400 for off-balance-sheet commitments at December 31, 2007.  These reserves are included in accrued interest payable and other liabilities on the balance sheet.  These estimates are particularly susceptible to changes in the economic environment and market conditions.

The Company's Board of Directors reviews the adequacy of the allowance for loan losses and reserves for off-balance-sheet commitments quarterly, to include consideration of the relative risks in the portfolio and current economic conditions.  The balances are adjusted based on that review if, in the judgment of the Board of Directors and management, changes are warranted.

The allowance is established through a provision for loan losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  The allowance for loan losses at December 31, 2007 and 2006 reflects management's estimate of possible losses in the portfolio.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term (including option periods if more likely than not to be exercised), whichever is shorter.  Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill and Intangible Assets

The Company has recorded a premium related to the acquisition of Professional Business Bank.  The premium is recorded as intangible assets in the form of goodwill  and a core deposit intangible.  In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized whereas the core deposit intangible is being amortized by the straight-line method over an expected life of seven years.  In accordance with the standard, the Company will test goodwill for impairment on an annual basis beginning in 2008.

Advertising Costs

The Company expenses the costs of advertising in the year incurred.

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements.  A valuation allowance is established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax asset or benefits will be realized.  Realization of tax benefits of deductible temporary differences and operating loss carry forwards depends on having sufficient taxable income of an appropriate character within the carry forward periods.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return and provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities.  Management believes that all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires the disclosure of comprehensive income and its components.  For the period ended December 31, 2007, changes in unrealized gain or loss on available-for-sale investment securities, net of applicable income taxes, is the only component of other comprehensive income for the Company.

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note 10.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share (EPS)

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  However, diluted earnings per share is not presented when a net loss occurs because the conversion of potential common stock is anti-dilutive.

Fair Values of Financial Instruments

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments.  The Company's estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimates of fair value.  Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

Stock-Based Compensation

The Company has adopted SFAS No. 123(R), Shared-Based Payment.  This Statement requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards.  This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.

The Company has one stock-based compensation plan, the Belvedere SoCal 2007 Equity Incentive Plan (the "Plan"), which, among other things, permits the grant of stock options and stock purchase rights.  The Plan is designed primarily to attract and retain personnel and provide additional incentives to employees, directors and consultants to promote the success of the Company's business.  The maximum aggregate number of shares that may be issued under the Plan is 1,500,000.  The amount, frequency and terms of share-based awards are subject to all applicable terms and conditions of the Plan and such other terms and conditions as prescribed by a Committee of the Board of Directors.  New shares are issued upon the exercise of options.  To date, the Company has not granted stock options or stock purchase rights.  However, certain options held by directors and employees of Professional Business Bank were converted to options of the Company under the terms of the merger agreement.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

The Plan requires that the option or share price may not be less than the fair market value of the stock on the grant date, except for options granted in substitution for options outstanding under the Professional Business Bank Stock Option Plan, and that the stock be paid in full at the time the option is exercised.  All options vest on a date determined by the Committee, but not later than ten years from the date of grant.

Management estimates the fair value of each option award as of the date of grant using a Black-Scholes-Merton option pricing model.  Expected volatility is based on historical volatility of similar entities over a preceding period commensurate with the expected term of the option because the Company's common stock has been publicly traded for a shorter period than the expected term of the options.  The expected term represents the period that the stock-based awards are expected to be outstanding.  The risk free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Expected dividend yield was not considered in the option pricing formula because the Company has not previously paid cash dividends.  In addition to these assumptions, management makes estimates regarding pre-vesting forfeitures that will impact total compensation expense recognized under the Plan.

Impact of New Financial Accounting Standards

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  This Statement is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 157 on January 1, 2008 and its adoption did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No.  159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions.  The standard also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS No. 159 on January 1, 2008 and management did not elect the fair value option for any of the Company's financial instruments.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards (Continued)

Accounting for Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009.  This standard will change the Company's accounting treatment for business combinations on a prospective basis.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements

In September 2006, the FASB ratified the Emerging Issues Task Force ("EITF") conclusion under EITF No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, ("EITF 06-4").  EITF 06-4 requires that endorsement split-dollar life insurance arrangements which provide a postretirement benefit to an employee be recorded in accordance with FASB Statement No. 106, Employer's Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Omnibus Opinion—1967, based on the substance of the agreement with the employee.  Under the provisions of these Statements, if the employer has effectively agreed to maintain a life insurance policy during the employee's retirement, the cost of the insurance policy during postretirement periods should be accrued in accordance with either Statement 106 or Opinion 12.  Similarly, if the employer has effectively agreed to provide the employee with a death benefit, the employer should accrue, over the service period, a liability for the actuarial present value of the future death benefit as of the employee's expected retirement date, in accordance with either Statement 106 or Opinion 12.  EITF 06-4 is effective for fiscal years beginning after December 15, 2007.  The effects of adopting EITF 06-4 can be recorded either as (i) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity as of the beginning of the year of adoption, or (ii) a change in accounting principle through retrospective application to all prior periods.  The Company adopted EITF No. 06-4 on January 1, 2008 and its adoption is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.           ACQUISITION

As of the close of business November 23, 2007, the Company completed its previously announced acquisition of Professional Business Bank.  Concurrent with the acquisition, Professional Business Bank was merged with and into a newly formed bank which assumed the name Professional Business Bank at the closing of the acquisition.  The Company made this acquisition to expand its market presence in Southern California.  In exchange for 100% of the outstanding common stock of Professional Business Bank, shareholders received $24,478,000 in cash and 885,804 shares of Company common stock with a fair value of $24,596,000.  Capitalized direct transaction costs totaled $1,605,000.  Professional Business Bank shareholders also received 44,729 warrants to purchase additional shares of Company common stock at $0.01 per share.  The Company assumed all outstanding options which were converted to options to acquire Company common stock at a rate of 0.87 Company shares for each share of Professional Business Bank with a converted exercise price equal to the original exercise price divided by .87.

The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of the Bank have been included in the consolidated financial statements from the date of acquisition.

A summary of the preliminary purchase price allocations for the acquisition follows.  These purchase price allocations are based on estimates of fair values and are subject to change as more information becomes available.

Assets acquired:
Cash and due from banks	$2,306,660
Federal funds sold	8,040,000
Interest bearing deposits in other financial institutions	100,000
Investment securities available for sale	10,345,963
Loans, net	189,403,821
Premises and equipment	477,660
Federal Home Loan Bank stock, at cost	916,300
Goodwill	29,459,783
Other intangible assets, net	2,402,493
Accrued interest and other assets	3,165,831

Total assets acquired	246,618,511

Liabilities assumed:
Noninterest-bearing deposits	60,698,022
Interest bearing deposits	130,746,017
Borrowed funds	1,500,000
Accrued interest payable and other liabilities	2,995,745

Total liabilities assumed	195,939,784

Total consideration paid	$50,678,727

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.           ACQUISITION (Continued)

The consolidated financial statements include the accounts of Professional Business Bank since November 24, 2007.  The following supplemental pro forma information discloses selected financial information for the year ended December 31, 2007 as though the Professional Business Bank merger had been completed as of the beginning of the period.  Dollars are in thousands, except per share data.  The unaudited pro forma net loss includes non-recurring merger expenses incurred by Professional Business Bank for legal, accounting and other professional fees, net of tax, totaling $672,000.

Revenue (net interest income plus non-interest income)	$11,856

Net loss	$(1,360)

Basic loss per share	$(0.68)

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

Debt securities have been classified in the statement of condition according to management's intent.  The carrying amount of available-for-sale securities and their fair values at December 31, 2007, were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Government and agency securities	$4,028,321	$-	$(2,158)	$4,026,163
Mortgage-backed securities	4,740,972	19,158	-	4,760,130

	$8,769,293	$19,158	$(2,158)	$8,786,293

The scheduled maturities of available-for-sale securities at December 31, 2007 were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties:

	Amortized	Fair
	Cost	Value

Due in one year or less	$2,004,351	$2,002,500
Due from one year to five years	3,253,552	3,255,108
Due from five to ten years	558,495	558,759
Due after ten years	2,952,895	2,969,926

Total	$8,769,293	$8,786,293

As of December 31, 2007, the Company had pledged all of its investment securities to secure borrowings and for other purposes.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE (Continued)

At December 31, 2007, the gross unrealized loss and related estimated fair value of U.S. Government and agency securities that have been in a continuous loss position for less than twelve months totaled $2,158 and $4,028,321, respectively.  The unrealized losses on the Company's investments in direct obligations of U.S. Government agencies were caused by interest rate increases.  Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold those investments until a recovery of fair value, which may be maturity, the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2007.

4.	LOANS

The Bank's loan portfolio consists primarily of loans to borrowers within the communities surrounding Pasadena and Glendale, California.  The Bank also purchases loan participations from other banks that include borrowers throughout California.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank's market area and, as a result, the Bank's loan and collateral portfolios are, to some degree, concentrated in those industries.

Transactions in the allowance for loan losses are summarized as follows:

Beginning balance, at acquisition date	$3,726,354
Additions to the allowance charged to expense	350,859

Total	$4,077,213

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit.  The Company evaluates credit risk associated with off-balance sheet commitments at the same time it evaluates credit risk associated with the loan portfolio.  As of December 31, 2007, the balance in this reserve was $141,400.

Loans on which accrual of interest had been discontinued amounted to $920,000 at December 31, 2007.  If interest on that loan had been accrued, such income would have approximated $71,000 for 2007.  There were no loans more than 90 days past due and still accruing interest at December 31, 2007.

The Bank also originates SBA loans which it periodically sells to institutional investors. At December 31, 2007, the Bank was servicing approximately $11,737,000 in loans previously sold or participated.  The Bank has recorded servicing assets related to these loans totaling $141,511 as of December 31, 2007, which approximates fair value.  The Bank may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case, the Bank records an interest-only strip based on the relative fair market value of it and the other components of the loan.  The Bank had interest-only strips of $21,227 as of December 31, 2007, which approximated fair value.  Fair value is estimated by discounting estimated future cash flows from the interest-only strips using assumptions similar to those used in valuing servicing assets.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS (Continued)

Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. Management has estimated the expected life of these loans to be approximately 20% to 30% of the remaining contractual life at the time of sale.  For purposes of measuring impairment, the Bank has identified each servicing asset and interest-only strip with the underlying loan being serviced.  The only loans that are sold and serviced by the Bank are government guaranteed loans. The risk characteristics of these underlying assets are considered when the discount rates are determined for purposes of impairment testing.  A valuation allowance is recorded where the fair value is below the carrying amount of the asset.  At December 31, 2007, the estimated fair value of the servicing asset and the interest-only strip approximated the carrying amount, so no valuation account has been established.

A summary of the changes in the related servicing assets and interest-only strips are as follows:

Servicing assets

Balance, at acquisition date	$142,940
Amortization charged to income	(1,429)

Balance, end of year	$141,511

Interest-Only Strips Receivable

Balance, at acquisition date	$21,489
Amortization charged to income	(262)

Balance, end of year	$21,227

Included in total loans are discounts related to the retained unguaranteed portion of SBA loans of approximately $253,000 at December 31, 2007.

The Bank has been approved by the California Pollution Control Financing Authority ("CalCAP") to originate loans to qualified small businesses.  Under the CalCAP program, the borrower, CalCAP and the Bank contribute funds to a loss reserve account, or CalCAP reserve account, that is held in an interest-bearing demand account at the Bank.  The balance in the CalCAP reserve account, including amounts due from CalCAP, was $2.2 million at December 31, 2007.  Losses on loans originated under the CalCAP program will be charged to the CalCAP reserve account after notification to CalCAP.  In the event that the Bank leaves the CalCAP program, any excess funds in the CalCAP reserve account, after all loans have been repaid and there are no pending claims for reimbursement, will be distributed ratably to CalCAP and the Bank based on contributions to the CalCAP reserve account.  The allowance for loan losses allocated to the CalCAP loans takes into consideration the credit support provided by the CalCAP reserve account.  The Bank records its contributions to the CalCAP reserve account as a receivable, which is included in accrued interest and other assets on the consolidated balance sheet.  To date, the Bank's contributions to the CalCAP reserve account total $560,100.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31, 2007 follows:

Leasehold improvements	$146,043
Furniture and equipment	176,601
Computer equipment	165,804

488,448

Less accumulated depreciation and amortization	(26,688)

Total	$461,760

The Pasadena branch is leased under an operating lease that expires on January 31, 2009.  The lease provides for an additional five-year option to renew. The Glendale branch is leased under an operating lease that expires on June 30, 2013.  The lease provides for two five-year options to renew as well as increases in base rent based on changes in the Consumer Price Index.

At December 31, 2007, the future minimum rental payments under these lease commitments are as follows:

Year Ending

2008	$352,713
2009	103,606
2010	58,176
2011	58,176
2012	58,176
Thereafter	29,088

$659,935

The minimum rental payments shown above are given for the existing lease obligations, including annual rent adjustments, and are not a forecast of future rental expense. In addition, the Company is responsible for its pro rata share of common area expenses on the Pasadena lease.

Total rent expense, including common area expenses, was approximately $38,000 for the period ended December 31, 2007.

6.	GOODWILL AND OTHER INTANGIBLE ASSET

The acquisition of the Bank in November 2007 gave rise to a core deposit intangible of $2.4 million, an amortizable intangible asset, and $29.5 million in goodwill.  The amortization period for the core deposit intangible approximates 6 years.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	GOODWILL AND OTHER INTANGIBLE ASSET (Continued)

During 2007, approximately $34,000 of amortization was recorded related to the core deposit intangible.

The estimated amortization expense for future years follows:

Year Ending

2008	$412,000
2009	412,000
2010	412,000
2011	412,000
2012	412,000
2013	308,000

There was no change in the carrying amount of goodwill for the period ending December 31, 2007.

7.	DEPOSITS

At December 31, 2007, the scheduled maturities of time deposits are as follows:

Due in one year	$50,620,000
Due in from one to three years	10,557,000
Due after three years	10,099,000

Total	$71,176,000

As of December 31, 2007, the Bank had one depositor that accounted for 7.8% of total deposits.

8.	OTHER BORROWING ARRANGEMENTS

As of December 31, 2007, the Bank had an $18 million advance outstanding from the Federal Home Loan Bank ("FHLB") with interest payable at 3.8% which will mature on January 2, 2008.  The Bank has pledged investment securities of approximately $7.8 million, loans of approximately $120 million and FHLB stock as collateral for these advances as well as potential future borrowings.  The Bank's excess borrowing capacity with FHLB was approximately $32.6 million at December 31, 2007.

The Company may also borrow up to $21 million overnight on an unsecured basis from correspondent banks.  As of December 31, 2007, no amounts were outstanding under these arrangements.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.           INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The following is a summary of the components of the net deferred tax assets at December 31, 2007:

Deferred tax assets:
Operating loss carryforwards	$59,000
Depreciation differences	16,000
Allowance for loan losses due to tax limitations	1,802,000
Stock-based compensation	133,000
Cash basis of accounting	449,000
Other	120,000

Total deferred tax assets	2,579,000

Deferred tax liabilities:
Market value adjustment on investment securities	(7,000)
Core deposit intangible, net	(1,062,000)
Deferred loan costs	(132,000)
Future liability of State deferred tax assets	(120,000)

Total deferred tax liabilities	(1,321,000)

Net deferred tax assets	$1,258,000

The provision for income taxes consists of the following:

Current:
Federal	$-
State	-

Total	-

Deferred
Federal	(194,583)
State	(67,306)

Total	$(261,889)

The reconciliation of the statutory Federal income tax rate to the consolidated effective income tax rate for the period ended December 31, 2007 was as follows:

Federal income tax rate	34.0%
State franchise tax rate, net of federal tax effect	7.2%
Effective income tax rate	41.2%

The Company files income tax returns in the United States and California jurisdictions.  The Company will file tax returns for the period ended December 31, 2007 which will be open to audit by U.S. federal and state tax authorities.  The Company is also a successor to Professional Business Bank, which had filed tax returns that are open to audit by U.S. federal tax authorities for tax years ended on or after December 31, 2003 and subject to examination by California tax authorities for years ended on or after December 31, 2002.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

9.             INCOME TAXES (Continued)

The Company has federal net operating loss carryforwards (NOLs) of $120,000 which expire in 2027 and California NOLs of $166,000 that will expire in 2017.

A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized.  Management has determined that a valuation allowance is not required as of December 31, 2007.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 17, 2007.  The Company had no tax reserve for uncertain positions at December 31, 2007.  In accordance with FIN 48, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the year ended December 31, 2007, the Company did not have an accrual for interest or penalties associated with uncertain tax positions.

10.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Bank enters into financial commitments to meet the financing needs of its customers.  These financial commitments include commitments to extend credit and standby letters of credit.  Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in the Bank's financial statements.

The Bank's exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

As of December 31, 2007, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

Commitments to extend credit	$62,459,000
Standby letters of credit	769,000

Total	$63,228,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.  The Bank evaluates each client's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank is based on management's credit evaluation of the customer.  The majority of the Bank's commitments to extend credit and standby letters of credit are secured by real estate.

The Company is involved in various litigation matters, which have arisen in the ordinary course of its business.  In the opinion of management, the disposition of such pending litigation will not have a material effect on the Company's financial position or results of operations.

11.	COMPANY 401(K) PLAN

The Company has established a deferred compensation plan for all eligible employees.  The employees may defer a portion of their compensation subject to certain limits based on federal tax laws.  The Company may elect to make matching contributions to the plan. Matching contributions vest to the employee equally over a five-year period.  The Company's contribution to the plan for 2007 was approximately $17,000.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	LOSS PER SHARE

A summary of net loss and the number of shares used to compute loss per share is as follows:

		Weighted
		Average
		Number
	Net	of Shares	Per Share
	Loss	Outstanding	Amount

Basic loss per share:
Net loss	$(373,758)
Preferred stock dividend	(166,650)

Net loss available to common
shareholders	$(540,408)	220,520	$(2.45)

13.	STOCK OPTION PLAN

Upon acquisition of Professional Business Bank, the outstanding options under the Professional Business Bank 2001 Incentive and Nonqualified Stock Option Plan became fully vested and were converted to options of the Company at a rate of ..87 of an option for each option outstanding.

There were no other options issued under the Plan and, therefore, no stock-based compensation expense has been recognized.

A summary of the status of the Company's Plan at December 31, 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term

Outstanding at acquisition date	135,041	$15.21

Outstanding at end of year	135,041	$15.21	6.06 years

Options exercisable at end of year	135,041	$15.21	6.06 years

At December 31, 2007, there was no unrecognized compensation cost related to the outstanding stock options.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was $1,516,500.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.	SHAREHOLDERS' EQUITY

Dividend Restrictions

The Company's ability to pay cash dividends is dependent on dividends paid to it by the Bank and limited by California law.  Under California law, the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available, subject to certain restrictions. California General Corporation Law prohibits the Company from paying dividends on its common stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend, the sum of the Company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.  The Company has no formal dividend policy for its common shares, and dividends are paid solely at the discretion of the Board of Directors subject to compliance with the above regulations.

Dividends from the Bank to the Company are restricted under certain federal laws and regulations governing banks.  In addition, California law restricts the total dividend payments of any bank to the lesser of the bank’s retained earnings or the bank’s net income for the latest three fiscal years, less dividends previously paid during that period, without the prior approval of the California Department of Financial Institutions.  As of December 31, 2007, the maximum amount available for dividend distributions by the Bank to the Company under these restrictions was approximately $99,500.

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock and designated 2,000,000 shares as Series A Non-Cumulative Perpetual Preferred Stock (the "Preferred Stock") on December 7, 2007 at a price of $25.00 per share.  Holders of the Preferred Stock are entitled to receive, when declared by the Board of Directors, non-cumulative dividends at an annual rate of 15% of the sales price of the Preferred Stock.  Dividends shall be paid, at the option of the Company, in cash or in additional shares of the Preferred Stock.  Dividends accrue from the date of original issuance and are payable quarterly, in arrears, on the first day of January, April, July and October of each year, with the first dividend being payable on January 1, 2008.  If the full accrued dividends have not been paid or declared, the Company may not declare or pay dividends or other distributions on any shares of the capital stock of the Company.  The shares of Preferred Stock may be redeemed at any time at the option of the Company for cash of $25.00 per share plus unpaid dividends.  The holders of the Preferred Stock have no voting rights.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.	SHAREHOLDERS' EQUITY(Continued)

Preferred Stock (Continued)

On December 10, 2007, the Company sold 800,000 shares of the Preferred Stock to Belvedere Capital Fund II L.P., the majority owner of the Company's common stock, at a purchase price of $25.00 per share.  In addition, the Company paid the purchaser a fee of $400,000, or 2% of the purchase price.  In accordance with the terms of the Series A preferred stock, the Board of Directors declared the first dividend payable January 1, 2008 and elected to pay the dividend in shares of the Series A preferred stock.  The dividend totaled $166,650, which represented 6,666 shares of the Series A preferred stock.

Warrants

The merger agreement between Belvedere SoCal and Professional Business Bank included the issuance of warrants at a strike price of $0.01 per share as follows:  shareholders of Professional Business Bank that continued as shareholders of the Company were issued 44,729 warrants, Belvedere Capital Fund II L.P., the majority owner of the Company's common stock, was issued 133,413 warrrants and 1,170 warrants were issued to an executive officer of the Company. All such warrants remain outstanding at December 31, 2007.

Regulatory Matters

Belvedere and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements.  The regulations require Belvedere and the Bank to meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  Belvedere and the Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Belvedere and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As of December 31, 2007, that the Company and the Bank meet all capital adequacy requirements.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.	SHAREHOLDERS' EQUITY(Continued)

Regulatory Matters (Continued)

As of December 31, 2007, the most recent measurement date the FDIC categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category).  Prompt corrective action does not apply to bank holding companies.  To be categorized as adequately capitalized, the Bank must maintain minimum ratios as set forth in the table below.  The following table also sets forth the Bank's actual capital amounts and ratios as well as the minimum ratios to be categorized as well capitalized (dollar amounts in thousands).

	Amount	Ratio
Leverage Ratio

Belvedere SoCal and Subsidiary	$24,109	10.0%
Minimum regulatory requirement	$9,612	4.0%

Professional Business Bank	$19,921	8.8%
Minimum requirement for "Well-Capitalized" institution	$11,300	5.0%
Minimum regulatory requirement	$9,000	4.0%

Tier 1 Risk-Based Capital Ratio

Belvedere SoCal	$24,109	10.5%
Minimum regulatory requirement	$9,612	4.0%

Professional Business Bank	$19,921	8.3%
Minimum requirement for "Well-Capitalized" institution	$14,400	6.0%
Minimum regulatory requirement	$9,600	4.0%

Total Risk-Based Capital Ratio

Belvedere SoCal	$27,128	11.3%
Minimum regulatory requirement	$19,225	8.0%

Professional Business Bank	$22,940	9.5%
Minimum requirement for "Well-Capitalized" institution	$24,000	10.0%
Minimum regulatory requirement	$19,200	8.0%

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument.  Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash and short-term investments are considered to approximate fair value.  Short-term investments include federal funds sold, securities purchased under agreements to resell, commercial paper and interest bearing deposits with banks.  The fair values of investment securities, including available-for-sale, are generally based on quoted market prices.  The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

Financial Liabilities

The carrying amounts of deposit liabilities payable on demand, and short-term FHLB advances are considered to approximate fair value.  For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities.  The fair value of long-term debt is based on rates currently available to the Bank for debt with similar terms and remaining maturities.

Off-Balance Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair value of these financial instruments is not material.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair value of financial instruments as of December 31, 2007 is summarized as follows (dollar amounts in thousands):

	Carrying	Fair
	Amount	Value

Financial assets:
Cash and due from banks	$4,402	$4,402
Federal funds sold	9,130	9,130
Deposits – other financial institutions	100	100
Investment securities	8,786	8,786
Loans	210,257	210,290
FHLB stock	916	916
Accrued interest receivable	1,110	1,110

Financial liabilities:
Deposits	$194,050	$193,751
FHLB advances	18,000	18,000
Accrued interest and other liabilities	415	415

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.	PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The condensed parent company financial statements of Belvedere follow:

CONDENSED BALANCE SHEET

December 31, 2007

ASSETS

Cash and cash equivalents	$3,948,093
Investment in subsidiary	50,798,154
Other assets	803,528

Total assets	$55,549,775

LIABILITIES AND
SHAREHOLDERS' EQUITY

Other liabilities	$563,946
Shareholders' equity	54,985,829

Total liabilities and shareholders' equity	$55,549,775

CONDENSED STATEMENT OF OPERATIONS

For the Period from January 17 (Inception) to December 31, 2007

Interest and other expenses	$(805,468)

Loss before income tax benefit and equity in
undistributed earnings of subsidiary	(805,468)

Income tax benefit	(332,283)

Loss before equity in undistributed earnings of
subsidiary	(473,185)

Equity in undistributed earnings of subsidiary	99,427

Net loss	$(373,758)

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.	PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED STATEMENT OF CASH FLOWS

For the Period from January 17 (Inception) to December 31, 2007

Operating activities:
Net loss	$(373,758)
Adjustments to reconcile net loss to net cash used in
operating activities:
Undistributed net income of subsidiary	(99,427)
Net increase in other assets	(713,528)
Net increase in other liabilities	453,946

Net cash used in operating activities	(732,967)

Investing activities:
Increase in interest-bearing deposits	(100,000)
Cash paid in connection with the acquisition of Professional
Business Bank	(26,082,640)

Net cash used by investing activities	(26,182,640)

Financing activities:
Proceeds from issuance of common stock	11,500,000
Proceeds from issuance of preferred stock, net of issuance costs	19,600,000
Stock issuance costs paid	(236,500)

Net cash provided by financing activities	30,863,500

Increase in cash and cash equivalents	3,948,093

Cash and cash equivalents at beginning of period	-

Cash and cash equivalents at end of year	$3,948,093

Noncash financing activities:
Fair value of common stock, options and warrants issued
in the acquisition of Professional Business Bank	$24,596,087
Preferred stock dividend declared	$166,650

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	SUBSEQUENT EVENT

Effective January 31, 2008, the Company acquired all of the common stock of Spectrum Bank, a California state-chartered bank with total assets of $163 million headquartered in Irvine, California with branch offices in Huntington Beach and Montebello, California.  All the outstanding Spectrum Bank shares were exchanged for $22 million in cash and $15 million in trust preferred securities.  The acquisition will be accounted for in accordance with SFAS No. 141, Business Combinations.  Accordingly, the net assets will be recorded at their estimated fair values, and the operating results will be included in the financial statements from the date of acquisition.  Goodwill is projected to be approximately $29 million and a core deposit intangible of $722,000 will be recorded which will be amortized over approximately seven years.  Capitalized direct transaction costs were estimated to be $1 million.  The preliminary allocation of the purchase price to the assets and liabilities acquired will be finalized no later than fourth quarter 2008, as we obtain more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.  The purchase price has been allocated on a preliminary basis, using information currently available as presented below:

Assets acquired:
Cash and due from banks	$4,283,000
Federal funds sold	17,080,000
Interest-bearing deposits in other financial institutions	2,608,000
Investment securities available for sale	41,475,000
Loans, net	79,451,000
Premises and equipment	4,947,000
Goodwill	29,338,000
Other intangible assets, net	722,000
Accrued interest and other assets	8,852,000

Total assets acquired	188,756,000

Liabilities assumed:
Total deposits	142,011,000
Accrued interest and other liabilities	8,733,000

Total liabilities assumed	150,744,000

Total consideration paid	$38,012,000

INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Professional Business Bank

We have audited the accompanying statements of operations and cash flows of Professional Business Bank (the "Bank") for the period from January 1, 2007 to November 23, 2007 (the date the acquisition of the Bank by Belvedere SoCal was completed as discussed in Note 2).  These financial statements are the responsibility of the Bank's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Professional Business Bank for the period from January 1, 2007 to November 23, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP
Sacramento, California
March 31, 2008

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of
Professional Business Bank

We have audited the accompanying statement of financial condition of Professional Business Bank as of December 31, 2006, and the related statement of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 2006.  These financial statements are the responsibility of the Bank's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Business Bank as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Vavrinek, Trine, Day & Co., LLP

Laguna Hills, California
May 24, 2007

PROFESSIONAL BUSINESS BANK

STATEMENT OF FINANCIAL CONDITION

December 31, 2006

ASSETS

Cash and due from banks	$5,273,852
Federal Funds sold	4,410,000

Total cash and cash equivalents	9,683,852

Interest-bearing deposits in other financial institutions	4,899,000
Available-for-sale investment securities	15,700,993

Loans:
Commercial	27,082,053
Real Estate – Construction	17,392,180
Real Estate – Other	91,250,141
Consumer	5,898,260

Total loans	141,622,634

Deferred loan fees, net of costs	(251,917)
Allowance for loan losses	(1,869,100)

Net loans	139,501,617

Premises and equipment	403,555
Federal Home Loan Bank stock, at cost	699,200
Accrued interest and other assets	2,433,107

Total assets	$173,321,324

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand	$51,630,293
NOW, savings and money market accounts	65,494,737
Time deposits under $100,000	18,214,853
Time deposits $100,000 and over	7,290,107

Total deposits	142,629,990

Federal Home Loan Bank advances	9,500,000
Accrued interest and other liabilities	1,173,314

Total liabilities	153,303,304

Commitments and contingencies (Notes 5 and 8)

Shareholders' equity:
Preferred stock – no par value; authorized 10,000,000 shares; none issued
Common stock – no par value; authorized 10,000,000 shares; issued and outstanding, 1,991,634	21,014,193
Additional paid-in capital	417,679
Accumulated deficit	(1,368,852)
Accumulated other comprehensive loss, net unrealized loss on available-for-sale securities, net of taxes of $32,000	(45,000)

Total shareholders' equity	20,018,020

Total liabilities and shareholders' equity	$173,321,324

The accompanying notes are an integral part of these financial statements.

PROFESSIONAL BUSINESS BANK

STATEMENT OF OPERATIONS

For the Period from January 1, 2007 to November 23, 2007 and for the Year Ended December 31, 2006

	2007	2006

Interest income:
Interest and fees on loans	$13,369,177	$10,903,273
Interest on investment securities	588,952	672,477
Other interest income	519,374	906,566

Total interest income	14,477,503	12,482,316

Interest expense:
Interest on NOW, savings and money market accounts	2,369,458	2,217,837
Interest on time deposits less than $100,000	1,030,312	780,563
Interest on time deposits $100,000 and over	670,983	321,758
Interest on other borrowings	358,165	199,274

Total interest expense	4,428,918	3,519,432

Net interest income	10,048,585	8,962,884

Provision for loan losses	1,902,741	205,100

Net interest income after provision for loan losses	8,145,844	8,757,784

Non-interest income:
Service charges and fees	388,200	288,450
Gain on sale of loans		187,558
Other income	759	181,525

Total non-interest income	388,959	657,533

Non-interest expense:
Salaries and employee benefits	5,355,358	4,671,830
Occupancy and equipment	603,198	587,810
Professional fees	1,715,568	831,557
Data processing	495,328	408,320
Marketing and business promotion	123,902	133,279
Customer expenses	142,540	135,964
Office and administrative expenses	724,504	964,797
Other expenses	577,041	373,468

Total non-interest expense	9,737,439	8,107,025

(Loss) income before income tax (benefit) expense	(1,202,636)	1,308,292

Income tax (benefit) expense	(359,464)	598

Net (loss) income	$(843,172)	$1,307,694

Net (loss) income per share – basic	$(0.42)	$0.70

Net income per share – diluted		$0.67

The accompanying notes are an integral part of these financial statements.

PROFESSIONAL BUSINESS BANK

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Year Ended December 31, 2006

	Common Stock		Additional Paid-In	Comprehensive	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Capital	Income	Deficit	Loss
Balance, January 1, 2006	1,836,566	$19,015,788	$117,829		$(2,676,546)	$(88,000)

Exercise of warrants	108,201	1,406,613
Exercise of options, including tax benefits of $106,505	46,867	591,792
Stock-based compensation			299,850
Comprehensive income:
Net income				$1,307,694	1,307,694
Change in unrealized loss on available-for-sale securities, net of taxes of $29,000				43,000		43,000

Total comprehensive income				$1,350,694

Balance, December 31, 2006	1,991,634	$21,014,193	$417,679		$(1,368,852)	$(45,000)

The accompanying notes are an integral part of these financial statements.

PROFESSIONAL BUSINESS BANK

STATEMENT OF CASH FLOWS

For the Period from January 1, 2007 to November 23, 2007 and for the Year Ended December 31, 2006

	2007	2006

Operating activities:
Net (loss) income	$(843,172)	$1,307,694
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	156,706	154,055
Provision for loan losses	1,902,741	205,100
Stock-based compensation	484,749	299,850
Gain on sale of loans		(187,558)
Other items	193,721	46,321

Net cash provided by operating activities	1,894,745	1,825,462

Investing activities:
Decrease (increase) in deposits in other financial institutions	4,799,000	(499,000)
Purchases of available-for-sale investment securities		(6,440,995)
Proceeds from maturities and principal paydowns of available-for-sale investments	5,492,364	4,745,947
Increase in Federal Home Loan Bank stock	(217,100)	(115,000)
Net increase in loans	(51,804,945)	(38,596,929)
Proceeds from sale of loans		3,329,006
Purchases of premises and equipment	(230,811)	(204,793)

Net cash used in investing activities	(41,961,492)	(37,781,764)

Financing activities:
Net increase in demand and savings deposits	2,844,244	18,978,945
Net change in time deposits	45,573,753	2,499,167
Net change in other borrowings	(8,000,000)	3,000,000
Proceeds from exercise of warrants		1,406,613
Proceeds from exercise of options	311,558	485,287

Net cash provided by financing activities	40,729,555	26,370,012

Increase (decrease) in cash and cash equivalents	662,808	(9,586,290)

Cash and cash equivalents, beginning of year	9,683,852	19,270,142

Cash and cash equivalents, end of period	$10,346,660	$9,683,852

Supplemental Disclosures of Cash Flow Information:

Interest paid	$4,241,536	$3,545,287
Taxes paid	$394,000	$800

Non-cash investing activities:
Net change in unrealized (losses) gain on available-for-sale investment securities	$115,000	$72,000

The accompanying notes are an integral part of these financial statements.

PROFESSIONAL BUSINESS BANK

NOTES TO FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

The Bank has been organized as a single operating segment and operates full-service offices in Pasadena and Glendale, California.  The Bank's primary source of revenue is providing loans to customers, who are predominately small and middle-market businesses and individuals.  Banking services are also provided by telephone, automated teller machines and the Internet.

Financial Statement Presentation

The audited statements of operations and cash flows for the period from January 1, 2007 to November 23, 2007 (the date the acquisition of the Bank by Belvedere SoCal was completed as discussed in Note 2) are presented solely to comply with Rule 3-05 of Regulation S-X of the Securities and Exchange Commission in connection with the preparation of the unaudited pro forma statement of operations for Belvedere SoCal and Professional Business Bank for the year ended December 31, 2007 included in management's discussion and analysis of Belvedere SoCal appearing in its annual report on Form 10-K.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks and federal funds sold.  Generally, federal funds are sold for one-day periods.

Cash and Due From Banks

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The Bank was in compliance with its reserve requirements as of December 31, 2006.

The Bank maintains amounts due from banks, which exceed federally insured limits. The Bank has not experienced any losses in such accounts.

Investment Securities

Bonds, notes, and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

PROFESSIONAL BUSINESS BANK

NOTES TO FINANCIAL STATEMENTS
(Continued)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment Securities (Continued)

The Bank classifies as held-to-maturity those debt securities that it has the intent and ability to hold to maturity.  Securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term.

Investments not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of applicable taxes as a separate component of other comprehensive income included in shareholders' equity. Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method. Realized gains or losses on sales of held-to-maturity or available-for-sale securities are recorded using the specific identification method.

Declines in the fair value of individual held-to-maturity and available-for-sale investment securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.  Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans.  The accrual of interest on impaired loans is discontinued when, in management's opinion, the borrower may be unable to meet payments as they become due, based on the contractual terms of the note.  When the accrual of interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received and the loan's principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

PROFESSIONAL BUSINESS BANK

NOTES TO FINANCIAL STATEMENTS
(Continued)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans (Continued)

The Bank considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan's effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  The Bank selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.  The Bank recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual loans.

The Bank has adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  Under this Statement, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

Gains and losses are recognized at the time of sale and are calculated based on the difference between the selling price and the fair value of servicing assets or liabilities and the allocated carrying value of the retained portion of the loan, the interest-only strip and the sold portion of the loan, based on the relative fair value of each portion.  As a result of the relative fair value allocation, the carrying value of the retained portion is discounted, with the discount accreted to interest income over the life of the loan.  That portion of the excess servicing fees that represent contractually specified servicing fees (contractual servicing) are reflected as a servicing asset which is amortized over an estimated life using a method approximating the level yield method; in the event future prepayments exceed Management's estimates and future expected cash flows are inadequate to cover the unamortized servicing asset, additional amortization would be recognized.  The portion of excess servicing fees in excess of the contractual servicing fees is reflected as interest-only (I/O) strips receivable, which are classified as interest-only strips receivable available for sale and are carried at fair value.

Allowance for Loan Losses

The allowance for loan losses is maintained to provide for losses related to impaired loans and other losses that can be expected to occur in the normal course of business.  The determination of the allowance is based on estimates made by management, to include consideration of the character of the loan portfolio, specifically identified problem loans, potential losses inherent in the portfolio taken as a whole and economic conditions in the Bank's service area.

PROFESSIONAL BUSINESS BANK

NOTES TO FINANCIAL STATEMENTS
(Continued)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

Loans determined to be impaired or classified are individually evaluated by management for specific risk of loss. In addition, reserve factors are assigned to currently performing loans based on management's assessment of the following for each identified loan type: (1) inherent credit risk, (2) historical losses and, (3) where the Bank has not experienced losses, the loss experience of peer banks.  This estimate is particularly susceptible to changes in the economic environment and market conditions.

The Bank's Board of Directors reviews the adequacy of the allowance for loan losses quarterly, to include consideration of the relative risks in the portfolio and current economic conditions.  The balances are adjusted based on that review if, in the judgment of the Board of Directors and management, changes are warranted.

The allowance is established through a provision for loan losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  The allowance for loan losses at December 31, 2006 reflects management's estimate of possible losses in the portfolio.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and equipment. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term (including option periods if more likely than not to be exercised), whichever is shorter.  Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Advertising Costs

The Bank expenses the costs of advertising in the year incurred.

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements.  A valuation allowance is established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax asset or benefits will be realized.  Realization of tax benefits of deductible temporary differences and operating loss carry forwards depends on having sufficient taxable income of an appropriate character within the carry forward periods.

PROFESSIONAL BUSINESS BANK

NOTES TO FINANCIAL STATEMENTS
(Continued)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (Continued)

The Bank adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48").  FIN 48 clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return and provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities.  Management believes that all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires the disclosure of comprehensive income and its components.  Changes in unrealized gain or loss on available-for-sale securities net of applicable income taxes is the only component of accumulated other comprehensive income for the Bank.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note 8.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

(Loss) Earnings Per Share

Basic (loss) earnings per share excludes dilution and is computed by dividing (loss) income available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.  Diluted earnings per share is not presented when a net loss occurs because the conversion of potential common stock is anti-dilutive.

Fair Values of Financial Instruments

SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments.  The Bank's estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.

However, considerable judgment is required to develop the estimates of fair value.  Accordingly, the estimates are not necessarily indicative of the amounts the Bank could have realized in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

PROFESSIONAL BUSINESS BANK

NOTES TO FINANCIAL STATEMENTS
(Continued)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Values of Financial Instruments (Continued)

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

Stock-Based Compensation

The Bank adopted SFAS No. 123 (R) on January 1, 2006 using the "modified prospective method."  Under this method, compensation expense is recognized using the fair-value method for all new stock option awards as well as any existing awards that are modified, repurchased or cancelled after January 1, 2006 and prior periods are not restated.  In addition, the unvested portion of previously awarded options outstanding as of January 1, 2006 are recognized as expense over the requisite service period based on the fair value of those options as previously calculated at the grant date under the pro-forma disclosures of SFAS No. 123.  The fair value of each grant is estimated using the Black-Scholes option pricing model.  During 2007 and 2006, the Bank recognized pre-tax stock-based compensation expense of $484,749 and $299,850, respectively, as a result of adopting SFAS No. 123 (R).

Prior to the adoption of SFAS No. 123 (R), the Bank accounted for stock-based awards using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options was measured as the excess, if any, of the quoted market price of the Bank's stock at the date of the grant over the amount an employee must pay to acquire the stock.  All of the Bank's stock option grants included exercise prices equal to the Bank's current market price per share; accordingly, no compensation expense was reported using the intrinsic value method of APB Opinion No. 25.

Reclassifications

Certain reclassifications have been made in the 2006 financial statements to conform to the presentation used in 2007.  These reclassifications had no impact on the Bank's previously reported results of operations.

PROFESSIONAL BUSINESS BANK

NOTES TO FINANCIAL STATEMENTS
(Continued)

2.	ACQUISITION

At the close of business on November 23, 2007, Belvedere SoCal (the "Company") completed the previously announced acquisition of the Bank.  Concurrent with the acquisition, the former Professional Business Bank was merged with and into a newly-formed bank which assumed the name Professional Business Bank at the closing of the acquisition.  The Company made this acquisition to expand its market presence in Southern California.  In exchange for 100% of the outstanding common stock of Professional Business Bank, shareholders received approximately $24,478,000 in cash and 885,804 shares of Company common stock with a fair value of approximately $24,596,000.  Capitalized direct transaction costs totaled $1,605,000.  Professional Business Bank shareholders also received 24,478 warrants to purchase additional shares of Company common stock at $0.01 per share.  The Company assumed all outstanding options which were converted to options to acquire Company common stock at a rate of 0.87 Company shares for each share of Professional Business Bank with a converted exercise price equal to the original exercise price divided by .87.

3.	INVESTMENT SECURITIES

Debt and equity securities have been classified in the statement of condition according to management's intent.  The carrying amount of available-for-sale securities and their approximate fair values at December 31, 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government and agency securities	$9,977,992	$7,912	$(41,213)	$9,944,691
Mortgage-backed securities	5,800,001	3,681	(47,380)	5,756,302

	$15,777,993	$11,593	$(88,593)	$15,700,993

There were no sales or transfers of available-for-sale investment securities for the period from January 1, 2007 to November 23, 2007 and for the year ended December 31, 2006.

The schedule maturities of available-for-sale investment securities at December 31, 2006 were as follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties:

	Amortized Cost	Fair Value
Due in one year or less	$6,037,837	$5,998,470
Due from one year to five years	5,562,680	5,521,627
Due from five to ten years	691,946	692,548
Due after ten years	3,485,530	3,488,348

Total	$15,777,993	$15,700,993

PROFESSIONAL BUSINESS BANK

NOTES TO FINANCIAL STATEMENTS
(Continued)

3.	INVESTMENT SECURITIES (Continued)

The gross unrealized loss and related estimated fair value of investment securities that have been in a continuous loss position for less than twelve months and over twelve months at December 31, 2006 were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agency securities	$983,125	$(1,863)	$5,950,470	$(39,350)	$6,933,595	$(41,213)
Mortgage-backed securities			1,504,328	(47,380)	1,504,328	(47,380)

Total	$983,125	$(1,863)	$7,454,798	$(86,730)	$8,437,923	$(88,593)

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Bank has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.  As of December 31, 2006, no declines were deemed to be other than temporary.

As of December 31, 2006, the Bank had pledged investment securities carried at approximately $15,701,000 to secure borrowings and for other purposes.

4.	LOANS

The Bank's loan portfolio consists primarily of loans to borrowers within the communities surrounding Pasadena and Glendale, California.  The Bank also purchased loan participations from other banks that included borrowers throughout California.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses were among the principal industries in the Bank's market area and, as a result, the Bank's loan and collateral portfolios are, to some degree, concentrated in those industries.

Transactions in the allowance for loan losses are summarized as follows:

	2007	2006

Balance at beginning of year	$1,869,100	$1,664,000
Additions to the allowance charged to expense	1,902,741	205,100

Total	3,771,841	1,869,100

Less loans charged off	(45,487)	-

Total	$3,726,354	$1,869,100

PROFESSIONAL BUSINESS BANK

NOTES TO FINANCIAL STATEMENTS
(Continued)

4.	LOANS (Continued)

The Bank had no individually significant loans that were considered impaired during the period ended November 23, 2007 and the year ended December 31, 2006.  The Bank had no individually significant nonaccrual loans at November 23, 2007 and December 31, 2006.  There were no accruing loans past due 90 days or more at November 23, 2007 and December 31, 2006.  Interest income on non-accrual loans is generally recognized on a cash basis and was not material for the period ended November 23, 2007 and for the year ended December 31, 2006.  Interest foregone on non-accrual loans for the period ended November 23, 2007 and for the year ended December 31, 2006 were not significant.

The Bank also originated SBA loans which it periodically sells to institutional investors. At December 31, 2006 the Bank was servicing approximately $26,977,000 in loans previously sold or participated.  The Bank has recorded servicing assets related to these loans totaling $261,030 as of December 31, 2006, which approximated fair value.  The Bank may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case, the Bank records an interest-only strip based on the relative fair market value of it and the other components of the loan.  The Bank had interest-only strips of $41,736 as of December 31, 2006, which approximated fair value.  Fair value is estimated by discounting estimated future cash flows from the interest-only strips using assumptions similar to those used in valuing servicing assets.

Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced. Management has estimated the expected life of these loans to be approximately 20% to 30% of the remaining life at the time of sale.  For purposes of measuring impairment, the Bank has identified each servicing asset and interest-only strip with the underlying loan being serviced.  The only loans that are sold and serviced by the Bank are government guaranteed loans. The risk characteristics of these underlying assets are considered when the discount rates are determined for purposes of impairment testing.  A valuation allowance is recorded where the fair value is below the carrying amount of the asset.  At December 31, 2006, the estimated fair value of the servicing asset and the interest-only strip approximated the carrying amount, so no valuation account has been established.

A summary of the changes in the related servicing assets and interest-only strips are as follows for the period ended November 23, 2007 and the year ended December 31, 2006:

	Servicing Assets

	2007	2006

Balance, beginning of year	$261,030	$426,796
Increase from loan sales	-	65,631
Amortization charged to income	(20,388)	(54,081)
Decrease from loan payoffs charged to income	(97,702)	(177,316)

Balance, end of year	$142,940	$261,030

PROFESSIONAL BUSINESS BANK

NOTES TO FINANCIAL STATEMENTS
(Continued)

4.	LOANS (Continued)

	Interest-Only Strips Receivable

	2007	2006

Balance, beginning of year	$41,736	$99,464
Increase from loan sales	-	1,086
Amortization charged to income	(3,509)	(15,012)
Decrease from loan payoffs charged to income	(16,738)	(43,802)

Balance, end of year	$21,489	$41,736

Included in total loans are discounts related to the unguaranteed portion of SBA loans of approximately $380,000 at December 31, 2006.

The Bank has been approved by the California Pollution Control Financing Authority ("CalCAP") to originate loans to qualified small businesses.  Under the program, the borrower, CalCAP and the Bank contribute funds to a loss reserve account that is held in an interest-bearing demand account at a banking institution.  The allowance for loan losses allocated to the CalCAP loans takes into consideration the credit support provided by the CalCAP reserve account.  The Bank has recorded its contributions to the CalCAP reserve account as a receivable, which is included in Accrued Interest and Other Assets.  At December 31, 2006, the Bank's total contributions to the CalCAP reserve account were $167,100.  The funds are the property of CalCAP; however, in the event that the Bank leaves the program any excess funds, after all loans have been repaid and there are no pending claims for reimbursement, will be distributed to CalCAP and the Bank based on their contributions to the program.  As of December 31, 2006, the Bank had $727,955 on deposit at the Bank for the loss reserve account.

5.	PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31, 2006 follows:

Leasehold improvements	$278,622
Furniture and equipment	375,599
Computer equipment	318,453

972,674

Less accumulated depreciation and amortization	(569,119)

Total	$403,555

PROFESSIONAL BUSINESS BANK

NOTES TO FINANCIAL STATEMENTS
(Continued)

5.	PREMISES AND EQUIPMENT (Continued)

The Bank leases their Pasadena branch under an operating lease that expires on January 31, 2009.  The lease provides for an additional five-year option to renew. The Bank leases their Glendale branch under an operating lease that expires on June 30, 2013.  The lease provides for two five-year options to renew as well as increases in base rent based on changes in the Consumer Price Index.

At November 23, 2007, the future minimum rental payments under these lease commitments were as follows:

Year Ending
December 31,

2008	$317,544
2009	80,165
2010	58,176
2011	58,176
2012	58,176
Thereafter	29,088

$601,325

The minimum rental payments shown above are given for the existing lease obligations, including annual rent adjustments, and are not a forecast of future rental expense. In addition, the Bank is responsible for its pro rata share of common area expenses on the Pasadena lease.

Total rent expense, including common area expenses, was approximately $344,000 and $335,000 for the period ended November 23, 2007 and the year ended December 31, 2006, respectively.

6.	DEPOSITS

At December 31, 2006, the scheduled maturities of time deposits were as follows:

Due in one year	$23,544,860
Due from one to three years	1,860,100
Due after three years	100,000

Total	$25,504,960

As of December 31, 2006, the Bank had 26 depositors that accounted for 37% of total deposits.

PROFESSIONAL BUSINESS BANK

NOTES TO FINANCIAL STATEMENTS
(Continued)

7.	OTHER BORROWING ARRANGEMENTS

As of December 31, 2006, the Bank had two advances outstanding from the Federal Home Loan Bank ("FHLB").  One advance for $1,500,000 was due on November 26, 2007 and includes interest payable every six months at 3.66%.  The second advance of $8,000,000 with interest payable at 5.25% matured on January 2, 2007.  The Bank had pledged investment securities of approximately $15 million, loans of approximately $46.2 million and FHLB Stock as collateral for these advances as well as potential future borrowings.  The Bank's excess borrowing capacity with FHLB was approximately $36 million at December 31, 2006.

The Bank could also borrow up to $14 million overnight on an unsecured basis from correspondent banks.  As of December 31, 2006, no amounts were outstanding under these arrangements.

8.           INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The following is a summary of the components of the net deferred tax assets recognized in the accompanying statements of financial condition at December 31, 2006:

Deferred tax assets:
Operating loss carryforwards	$385,000
Market value adjustment on investment securities	32,000
Allowance for loan losses due to tax limitations	682,000
Stock-based compensation	61,000
Other items	56,000

Total deferred tax assets	1,216,000

Valuation allowance	(120,000)

Deferred tax liabilities:
Cash basis of reporting for tax purposes	(153,000)
Depreciation differences	(18,000)
Deferred loan costs	(108,000)
Other items	(32,000)

Total deferred tax liabilities	(311,000)

Net deferred tax assets	$785,000

The valuation allowance was established because the Bank has not reported earnings sufficient enough to support the full recognition of the deferred tax assets.  At December 31, 2006, the Bank had net operating loss carryforwards of approximately $683,000 for Federal income tax and $2,131,000 for California franchise tax purposes.  Federal net operating loss carryforwards, to the extent not used, will expire in 2023.  California net operating loss carryforwards, to the extent not used, will expire in 2013.

PROFESSIONAL BUSINESS BANK

NOTES TO FINANCIAL STATEMENTS
(Continued)

8.           INCOME TAXES (Continued)

The provision for income taxes consists of the following:

	2007	2006

Current:
Federal	$623,894	$-
State	10,000	(3,402)

Total	633,894	(3,402)

Deferred	(993,358)	4,000

Total	$(359,464)	$598

As a result of the following items, the total tax (benefit) expense was different from the amount computed by applying the statutory income tax rate to (loss) earnings before income taxes:

	2007		2006
	Amount	Rate %	Amount	Rate %
Statutory federal tax (benefit) expense	$(409,000)	(34.0)	$445,000	34.0
State franchise tax (benefit) expense, net of federal benefit	(47,000)	(3.9)	57,000	4.4
Change in valuation allowance	(120,000)	(10.0)	(532,000)	(40.7)
Stock option expense	16,000	1.3	60,000	4.6
Merger related expenses	200,000	16.6
Other items, net	536	0.1	(29,402)	(2.2)

Actual tax (benefit) expense	$(359,464)	(29.9)	$598	0.1

9.	COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Bank enters into financial commitments to meet the financing needs of its customers.  These financial commitments include commitments to extend credit and standby letters of credit.  Those instruments involve to varying degrees, elements of credit and interest rate risk not recognized in the Bank's financial statements.

The Bank's exposure to loan loss in the event of nonperformance on commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments as it does for loans reflected in the financial statements.

PROFESSIONAL BUSINESS BANK

NOTES TO FINANCIAL STATEMENTS
(Continued)

9.	COMMITMENTS AND CONTINGENCIES (Continued)

As of December 31, 2006, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

2006

Commitments to extend credit	$50,829,000
Standby letters of credit	603,000

Total	$51,432,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total amounts do not necessarily represent future cash requirements.  The Bank evaluates each client's credit worthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank is based on management's credit evaluation of the customer.  The majority of the Bank's commitments to extend credit and standby letters of credit are secured by real estate.

The Bank is involved in various litigation, which has arisen in the ordinary course of its business.  In the opinion of management, the disposition of such pending litigation will not have a material effect on the Bank's financial statements.

10.	RELATED PARTY TRANSACTIONS

In the ordinary course of business, certain officers, directors, shareholders, and employees of the Bank have deposits with the Bank.  In management's opinion, all deposit relationships with such parties are made on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balance of these deposits at December 31, 2006 was approximately $2,885,000.

There were no related party loans outstanding at December 31, 2006.

11.	BANK 401(K) PLAN

The Bank has established a deferred compensation plan for all eligible employees.  The employees may defer a portion of their compensation subject to certain limits based on federal tax laws.  The Bank may elect to make matching contributions to the plan. Matching contributions vest to the employee equally over a five-year period.  The Bank's contribution to the plan for the period ended November 23, 2007 and the year ended December 31, 2006 was approximately $78,000 and $90,000, respectively.

PROFESSIONAL BUSINESS BANK

NOTES TO FINANCIAL STATEMENTS
(Continued)

12.	(LOSS) EARNINGS PER SHARE

A summary of net (loss) income and the number of shares used to compute (loss) earnings per share is as follows for the period ended November 23, 2007 and for the year ended December 31, 2006:

	2007		2006
	Net Loss	Shares	Net Income	Shares
Used in basic (loss) earnings per share	$(843,172)	1,998,199	$1,307,694	1,878,852
Dilutive effect of outstanding stock options and warrants				62,053

Used in dilutive earnings per share			$1,307,694	1,940,905

13.	STOCK OPTION PLAN

The Bank sponsored one compensatory incentive and non-qualified stock option plan which provides certain key employees and the Board of Directors with the option to purchase shares of common stock.  On April 25, 2002, the Bank adopted a stock option plan (the 2001 Incentive and Nonqualified Stock Option Plan) under which up to 452,696 shares of the Bank's common stock could be issued to directors, officers, key employees, and advisory board members.  Option prices may not be less than 100% of the fair market value of the stock at the date of grant.  Options vest over a period of three to five years.  Stock options expire no later than ten years from the date of the grant.  The Plan provided for accelerated vesting if there is a change of control, as defined in the Plan.  The Bank recognized stock-based compensation costs of $484,749 and $299,850 and related tax benefits of $63,000 and $51,000, respectively, for the period ended November 23, 2007 and the year ended December 31, 2006.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2006

Risk free interest rate	4.68%
Estimated average life	7 years
Expected dividend rate	0.00%
Expected stock volatility	28.98%
Weighted-average option value	$6.89

PROFESSIONAL BUSINESS BANK

NOTES TO FINANCIAL STATEMENTS
(Continued)

13.	STOCK OPTION PLAN (Continued)

A summary of the status of the Bank's fixed stock option plan as of December 31, 2006, and changes during the period ending thereon is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	360,350	$12.01

Granted	35,000	$16.46
Exercised	(46,867)	$10.35
Forfeited or expired	(17,358)	$13.78

Outstanding at end of year	331,125	$12.62	7.7 years	$1,450,100

Options exercisable	208,775	$10.41	5.7 years	$1,376,213

The total intrinsic value of options exercised during the year ended December 31, 2006 was approximately $280,000.  As of December 31, 2006, there was $559,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted average period of 2.2 years.

14.	REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2006, that the Bank met all capital adequacy requirements to which it is subject.

PROFESSIONAL BUSINESS BANK

NOTES TO FINANCIAL STATEMENTS
(Continued)

14.	REGULATORY MATTERS (Continued)

As of December 31, 2006, the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category).  To be categorized as adequately capitalized, the Bank must maintain minimum ratios as set forth in the table below.  The following table also sets forth the Bank's actual capital amounts and ratios (dollar amounts in thousands).

	2006

	Amount	Ratio

Leverage Ratio

Professional Business Bank	$20,037	11.2%

Minimum requirement for "Well-Capitalized" institution	$8,934	5.0%
Minimum regulatory requirement	$7,147	4.0%

Tier 1 Risk-Based Capital Ratio

Professional Business Bank	$20,037	12.0%

Minimum requirement for "Well-Capitalized" institution	$10,038	6.0%
Minimum regulatory requirement	$6,692	4.0%

Total Risk-Based Capital Ratio

Professional Business Bank	$21,813	13.1%

Minimum requirement for "Well-Capitalized" institution	$16,731	10.0%
Minimum regulatory requirement	$13,384	8.0%

The California Financial Code provides that a bank may not make a cash distribution to its shareholders in excess of the lesser of the Bank's undivided profits or the Bank's net income for its last three fiscal years less the amount of any distribution made by the Bank to shareholders during the same period.

15.	WARRANTS

In connection with the Bank's secondary stock offering, the Bank issued one warrant to purchase additional shares of common stock for each four shares purchased, for a total of 110,000 warrants.  These warrants were exercisable any time during the period beginning August 1, 2006 and ending October 31, 2006.  The exercise price for these warrants was $13.00 per share.

PROFESSIONAL BUSINESS BANK

NOTES TO FINANCIAL STATEMENTS
(Continued)

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument.  Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature, involve uncertainties and matters of judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.  Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Financial Assets

The carrying amounts of cash, short-term investments, due from customers on acceptances, and bank acceptances outstanding are considered to approximate fair value.  Short-term investments include federal funds sold, securities purchased under agreements to resell, commercial paper and interest bearing deposits with banks.  The fair values of investment securities, including available-for-sale, are generally based on quoted market prices.  The fair value of loans are estimated using a combination of techniques, including discounting estimated future cash flows and quoted market prices of similar instruments where available.

Financial Liabilities

The carrying amounts of deposit liabilities payable on demand, commercial paper, and other borrowed funds are considered to approximate fair value.  For fixed maturity deposits, fair value is estimated by discounting estimated future cash flows using currently offered rates for deposits of similar remaining maturities.  The fair value of long-term debt is based on rates currently available to the Bank for debt with similar terms and remaining maturities.

Off-Balance-Sheet Financial Instruments

The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements.  The fair value of these financial instruments is not material.

PROFESSIONAL BUSINESS BANK

NOTES TO FINANCIAL STATEMENTS
(Continued)

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair value of financial instruments as of December 31, 2006 is summarized as follows (dollar amounts in thousands):

	December 31, 2006
	Carrying Value	Fair Value
Financial assets:
Cash and due from banks	$5,274	$5,274
Federal funds sold	4,410	4,410
Deposits – other financial institutions	4,899	4,899
Investment securities	15,701	15,701
Loans	139,502	138,739
FHLB stock	699	699
Accrued interest receivable	902	902

Financial liabilities:
Deposits	$142,630	$142,706
FHLB advances	9,500	9,493
Accrued interest and other liabilities	1,173	1,141

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 8A(T).  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation of our internal control during our last fiscal quarter, our principal executive officer and principal financial officer have determined that there have been no changes to our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

There is no required information that has not been previously reported during the year.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

We have adopted a Code of Ethics that applies to all of our employees and directors, and complies with the SEC’s requirements for a code of ethics applicable to senior executive officers.  A copy of the Code of Ethics is attached hereto as exhibit 14.1

There were no material changes to the procedures by which security holders may recommend nominees to our board of directors during 2007.

Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16 of the Securities Exchange Act of 1934 does not apply to SoCal because it does not have a class of security registered under section 12 of that Act.

The balance of the information required by this Item will be filed by amendment on or before April 29, 2008.

ITEM 10.  EXECUTIVE COMPENSATION.

See Item 5, Market for Common Equity and Related Stockholder Matters for information regarding our equity compensation plan.  The balance of the information required by this Item will be filed by amendment on or before April 29, 2008.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be filed by amendment on or before April 29, 2008.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE.

The information required by this Item will be filed by amendment on or before April 29, 2008.

ITEM 13.  EXHIBITS.

Index to Exhibits

Exhibit Number	Exhibit

3.1	Articles of Incorporation /1

3.2	Bylaws /2

3.3	Certificate of Determination of Series A Non-Cumulative Perpetual Preferred Stock /3

4.1	Specimen form of Belvedere stock certificate /2

4.2	Indenture, dated as of January 31, 2008 /4

4.3	Amended and Restated Declaration of Trust, dated as of January 31, 2008 /4

10.1	Management Agreement /2

10.2	Warrant Agreement /2

10.3	Employment Agreement with Alan Lane, dated February 20, 2008

10.4	Employment Agreement with Norman Broyer, dated March 10, 2008

10.5	Business Loan Agreement with Pacific Coast Bankers Bank, dated March 18, 2008

10.6	Promissory Note with Pacific Coast Bankers Bank, dated March 18, 2008

10.7	Commercial Pledge Agreement with Pacific Coast Bankers Bank, dated March 18, 2008

10.8	Employment Agreement with Michael McCall, dated December 5, 2007, as amended

14.1	Belvedere SoCal Code of Ethics

23.1	Consent of Perry-Smith LLP

23.2	Consent of Vavrinek, Trine, Day & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14

32.1	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code

________________

1           Incorporated by reference from SoCal’s Registration Statement on Form S-4 filed with the SEC on March 21, 2007, file number 333-141453.

2           Incorporated by reference from SoCal’s Registration Statement on Form S-4/A filed with the SEC on May 1, 2007, file number 333-141453.

3           Incorporated by reference from SoCal’s Current Report on Form 8-K filed with the SEC on December 13, 2007, file number 333-141453.

4           Incorporated by reference from SoCal’s Current Report on Form 8-K filed with the SEC on February 6, 2008, file number 333-141453.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this Item will be filed by amendment on or before April 29, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Belvedere SoCal By: /s/ William Baribault William Baribault Chief Executive Officer (Principal Executive Officer)

By: /s/ Michael McCall Michael McCall Senior Vice President and Chief Financial Officer (Principal Financial Officer) (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration Statement has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Alan Lane	Executive Chairman of the	March 31, 2008
Alan Lane	Board, Director

/s/ William Baribault	Chief Executive Officer,	March 31, 2008
William Baribault	Director

/s/ Jae H. Lim	Director	March 31, 2008
Jae H. Lim

/s/ Alison Davis	Secretary, Director	March 31, 2008
Alison Davis

/s/ Larry D. Tashjian	Director	March 31, 2008
Larry D. Tashjian

Exhibit Index

Exhibit Number	Exhibit Title

10.3	Employment Agreement with Alan Lane, dated February 20, 2008

10.4	Employment Agreement with Norman Broyer, dated March 10, 2008

10.5	Business Loan Agreement with Pacific Coast Bankers Bank, dated March 18, 2008

10.6	Promissory Note with Pacific Coast Bankers Bank, dated March 18, 2008

10.7	Commercial Pledge Agreement with Pacific Coast Bankers Bank, dated March 18, 2008

10.8	Employment Agreement with Michael McCall, dated December 5, 2007, as amended

14.1	Belvedere SoCal Code of Ethics

23.1	Consent of Perry-Smith LLP

23.2	Consent of Vavrinek, Trine, Day & Co., LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14

32.1	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code