Form 10KSB/A
period 2007-12-31
Belvedere SoCal
filed 2008-04-30
CIK 1393534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ______

Commission File Number    333-141453

BELVEDERE SOCAL
(Name of small business issuer as specified in its charter)

State of California
(State or other jurisdiction of employee incorporation or organization)

One Maritime Plaza, Suite 825, San Francisco
(Address of principal executive offices)

20-8356735
(I.R.S. Employer Identification No.)

California 94111
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [  ]  No [X]

Registrant’s revenues for 2007 were $1.9 million.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant at March 21, 2008 was $10,382,606.

As of March 21, 2008, the Registrant had 3,325,803 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one)         Yes [  ]    No [X]

TABLE OF CONTENTS

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Item 10.	Executive Compensation

Item 11.	Security Ownership of Certain Beneficial Owners and Management, and Related Stockholder Matters

Item 12.	Certain Relationships and Related Transactions, and Director Independence

Item 13.	Exhibits

Item 14.	Principal Accountant Fees and Services

EXPLANATORY NOTE

The purpose of this Amendment on Form 10-KSB/A to the Annual Report on Form 10-KSB of Belvedere SoCal (the “SoCal”) for the fiscal year ended December 31, 2007 is to include information for Items 9, 10, 11, 12, 13 and 14 which were permissibly omitted from the initial Form 10-KSB filing.  No other changes have been made by this Amendment.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Board of Directors

The following table sets forth certain information as of April 29, 2008, regarding information concerning SoCal’s current Directors and Executive Officers. SoCal knows of no arrangements, including any pledge by any person of securities of SoCal, the operation of which may, at a subsequent date, result in a change in control of SoCal. The Board of Directors has determined that throughout 2007 each director listed below, other than Ms. Davis and Mr. Lim were “independent” as defined in Rule 4200(a)(15) of the listing standards for the companies quoted on the NASDAQ Stock Market.  As of Mr. Baribault’s assumption of the roles of CEO and President on February 28, 2008, he also ceased to be independent under such rules.  There is no family relationship between any of the directors or executive officers.

Name	Age	Position/Background
Alison Davis	45
Director. Ms. Davis is the Managing Partner of Belvedere Capital LLC, the management company of the Fund, and a Managing Member of Belvedere Capital Partners II LLC, the general partner of the Fund. Prior to joining Belvedere in February 2004, Ms. Davis was the CFO of Barclays Global Investors, the San Francisco-based institutional money management firm with over $1.5 trillion of assets under management, and operations in North America, Europe and Asia since 2000. Ms. Davis began her career with McKinsey and Company in 1984 and joined A.T. Kearney in 1993 as a leader of the Global Financial Institutions Group in New York and later in San Francisco where she also took on the role of West Coast Practice Leader. Ms. Davis is a Director of First Data Corporation, Broadlane, Les Concierges, Presidio Bank, Hometown Commercial Capital, and Benefitstreet. Ms. Davis holds a B.A. with honors and a Masters degree from Cambridge University in England, and a combined M.B.A. from Harvard Business School and Stanford Graduate School of Business.

Jae H. Lim	36
Director. Mr. Lim is a Principal of Belvedere Capital LLC, and a Member of Belvedere Capital Partners II LLC. Prior to joining Belvedere, Mr. Lim was with McKinsey and Company in New York and Seoul, Korea, focusing on the financial services sector. Prior to McKinsey, Mr. Lim was an investment banker with Goldman Sachs and Smith Barney where he specialized in financial services, specialty retail and technology sectors. He was also with Transamerica Corporation, as part of a five-person strategy and corporate development group reporting directly to the CEO. Mr. Lim is a member of the Board of Directors of Green Bancorp. Mr. Lim holds an M.B.A. from the University of Chicago and an A.B. in Economics and Political Science from Stanford University.

Alan Lane	45
Director, Executive Chairman. Mr. Lane is currently Executive Chairman of the Boards of SoCal and Professional Business Bank.  He has over 25 years of corporate and financial institution leadership experience. He joined Belvedere in 2007. He formerly held the positions of Director, President and Chief Operating Officer of Southwest Community Bancorp a $650M company from 2005 to 2006; Vice-Chairman and Chief Executive Officer of Financial Data Solutions, Inc. from 2004 to 2005; and President and Chief Executive Officer of Business Bank of California, a $700 million commercial bank with fifteen branches in northern and southern California from 1998 to 2004. Mr. Lane is a Senior Advisor to the Fund. Mr. Lane holds a B.A. in Economics from San Diego State University. Mr. Lane currently serves as Chief Financial Officer and a member of the Board of Trustees of John Paul the Great Catholic University.

William Baribault	62
Director, President and Chief Executive Officer. Mr. Baribault is President and Chief Executive Officer of SoCal.  Prior to its acquisition by SoCal, he was the Chairman of Professional Business Bank and has been active in the La Canada and Pasadena area for 25 years. He is the Vice Chairman of the Board of Directors of Henry Company, a manufacturer of roofing and related building products. Mr. Baribault led the turnaround of Henry Company beginning January 2001 and in April 2005 facilitated the sale of the company to an elite private equity fund. From 1975 until 1998 Mr. Baribault consolidated seven companies in the fluid power sector to form the largest distributor and systems integrator of pneumatic and hydraulic automation products in the eight-state Western U.S. Region. The resulting consolidated companies were sold to a NYSE company in 1998. From 1998 to 2000, Mr. Baribault was a principal of Eagle Associates and President of Oakwood Enterprises, business consulting and investment firms. As a consultant he worked with many private and public organizations to assist in focusing their strategic, financial, operational, and marketing enterprises. Mr. Baribault is a member of Chief Executives Organization and serves on a variety of for-profit and non-profit boards. Mr. Baribault holds a B.A. degree from Stanford University.

Larry Tashjian	53
Director. Mr. Tashjian is a director of Professional Business Bank and is the founder, President and CEO of CAM Capital Advisors, an opportunistic value-based manager in all asset classes. Prior to starting CAM Capital Advisors, he was Chief Executive Officer of Provident Investment Counsel (PIC), a Pasadena-based investment company that specializes in growth stocks across all capitalizations. During his time with PIC (1981-2005), Mr. Tashjian was an integral part of PIC’s growth. In 1995, he was intimately involved in the sale of PIC to United Asset Management, a New York Stock Exchange-listed company. He would go on to serve on its board of directors. At the time of the sale, PIC was one of the largest money management acquisitions in the history of the industry. Near the end of 2000, United Asset Management was acquired by Old Mutual PLC (OM) the largest and oldest financial institution in South Africa. With PIC once again on the move, Mr. Tashjian was, again, instrumental in negotiating a successful monetary transaction for the principals of PIC for a change in corporate governance. Prior to joining PIC, Mr. Tashjian worked for the Bank of America, both in retail banking and Corporate Finance. His professional career in investment management spans almost 30 years.

Except for Ms. Davis, who is a director of Presidio Bank and LECG, LLC, and Mr. Lim, who is a director of Green Bancorp, none of SoCal's Directors are a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, whose common stock is registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.

Current Executive Officers

The following summary sets forth the age, position and a brief account of the business experience during the past five years of those current executive officers of SoCal who are not also directors of SoCal.

Name		Position/Background
Norman Broyer	64
Mr. Broyer is Professional Business Bank’s President, Chief Risk Officer and Chief Credit Officer as well as Spectrum Bank’s President and Chief Risk Officer.  He brings over 35 years of commercial bank lending and real estate industry experience to Professional Business Bank. Mr. Broyer began his banking career at Union Bank, followed by subsequent positions in lending and credit administration at several Southern California community and regional banks. He joined Professional Business Bank in 2001, as a Chief Credit Officer, and has served as President and Chief Executive Officer since 2005. Mr. Broyer holds a Bachelor of Science degree in Business Administration from the University of California, Berkeley.

Michael McCall	53
Mr. McCall is Chief Financial Officer of SoCal and Professional Business Bank.  He has over 25 years of financial institution leadership experience. Prior to joining Professional Business Bank, Mr. McCall was controller of American Savings Bank, a $20 billion thrift, and of Sanwa Bank of California, a $5 billion bank. He has also held senior finance and accounting positions at Wells Fargo Bank and Security Pacific Bank and was a senior manager in KPMG’s financial institutions audit practice. Mr. McCall is a certified public accountant licensed in the state of California.

Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16 of the Securities Exchange Act of 1934 does not apply to SoCal because it does not have a class of security registered under section 12 of that Act.

Code of Ethics.  We have adopted a Code of Ethics that applies to all of our employees and directors, and complies with the SEC’s requirements for a code of ethics applicable to senior executive officers.  A copy of the Code of Ethics was previously filed as exhibit 14.1 with the 10-KSB filed March 31, 2008 with the SEC.

Nominating Committee. There were no material changes to the procedures by which security holders may recommend nominees to our board of directors during 2007.

Audit Committee.  SoCal has an Audit Committee established in accordance with section 3(a)(58) of the Exchange Act.  Pursuant to its charter, the Audit Committee is a standing committee appointed annually by the Board of Directors.  The Committee assists the Board of Directors in fulfilling its responsibility to the stockholders and depositors relating to the quality and integrity of SoCal’s accounting systems, internal controls and financial-reporting processes, the identification and assessment of business risks and the adequacy of overall control environment within SoCal.

Audit Committee Financial Expert.  The Board has determined it does not have an “audit committee financial expert,” as such term is defined in the rules and regulation under the Securities Act of 1933, serving on its audit committee.  The Board does not have an audit committee financial expert for a variety of reasons, including but not limited to the depth of financial experience of Director Lim.

ITEM 10.  EXECUTIVE COMPENSATION.

COMPENSATION

           SoCal acquired Professional Business Bank on November 23, 2007.  Prior to such date, SoCal had no significant operations.  Accordingly, the compensation information and discussion thereof contained in this report for periods subsequent to November 23, 2007 are for SoCal.  Periods prior to November 23, 2007 relate to Professional Business Bank only.  The information is comparable as the sole subsidiary of SoCal through and including December 31, 2007 was Professional Business Bank.

           The following table sets forth the aggregate compensation for services in all capacities paid or accrued by SoCal in 2007 to the then CEO of SoCal (Alison Davis); the then CEO of Professional Business Bank (Norman Broyer); the CFO of both SoCal and Professional Business Bank (Michael McCall); and the two other highest ranking executive officers of SoCal (Alan Lane, Executive Chairman and Jae Lim, President) during 2007.

Effective February 28, 2008, William Baribault assumed the roles of President and Chief Executive Officer of SoCal and Professional Business Bank and on March 7, 2008 Norman Broyer assumed the role of President, Chief Risk Officer of Professional Business Bank and Spectrum Bank, and Chief Credit Officer of Professional Business Bank.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (6)	All Other Compensation ($) (7)	Total ($) (8)
Alison Davis CEO	2007	$0	$0	$0	$0	$0	$0	$0	$0
	2006	$0	$0	$0	$0	$0	$0	$0	$0

Michael McCall CFO	2007	$184,000	$0	$0	$82,771	$107,500	$0	$12,813	$387,084
	2006	$40,000	$0	$0	$2,854	$19,635	$0	$1,800	$64,289

Alan Lane Executive Chairman	2007	$18,462	$0	$0	$0	$0	$0	$900	$19,362
	2006	$0	$0	$0	$0	$0	$0	$0	$0

Jae Lim President	2007	$0	$0	$0	$0	$0	$0	$0	$0
	2006	$0	$0	$0	$0	$0	$0	$0	$0

Norman Broyer CEO PBB	2007	$191,750	$0	$0	$56,674	$123,750	$0	$10,395	$382,569
	2006	$166,875	$0	$0	$53,645	$35,474	$0	$10,620	$266,614

For the fiscal year ended December 31, 2007, the principal components of compensation for Michael McCall and Norman Broyer were i) base salary, ii) performance-based incentive compensation, iii) long-term equity incentive compensation, iv) retirement and other benefits; and v) perquisites and other personal benefits.  Michael McCall and Norman Broyer had written employment agreements that governed the terms of their compensation in 2007.  Their employment agreements provided for potential payments upon termination of employment for certain reasons, including a change in control of Professional Business Bank.  This provision was not triggered by the acquisition of Professional Business Bank by SoCal because neither Michael McCall nor Norman Broyer were terminated as a result of the change in control.

For the fiscal year ended December 31, 2007, the principal components of compensation for Alan Lane were salary, and benefits for which all employees are eligible, including health, welfare, and 401(k) matching contribution.  Alan Lane was hired by Professional Business Bank to fill the role of Executive Chairman three days per week, coincident with the acquisition by SoCal on November 23, 2007.  His salary was established to be consistent with the competitive market and reflective of the value his experience and expertise has to SoCal’s strategies and business goals.

Neither Ms. Davis nor Mr. Lim were paid any compensation by SoCal for their services as executive officers.

Employment Agreement – Michael McCall

Professional Business Bank entered into an employment agreement on October 2, 2006, with Michael McCall.  In addition to the following material terms, the agreement allowed Michael McCall to participate in the company’s benefits plans generally available to all employees, including health, welfare, 401(k) and paid time off.

Term:	October 31, 2008
Salary:	$160,000, subject to increases
Bonus:	Considered by the Board of Directors on a discretionary basis
Stock Option Grant:	12,500 Professional Business Bank common stock options granted October 23, 2006
Auto Allowance:	$600 per month
Severance:	Upon termination without cause, 12 months salary and 12 months paid group healthcare coverage.
Change in Control:	Upon termination after change in control, a lump sum equal to 24 months salary

SoCal entered into an employment agreement with Michael McCall which became effective November 23, 2007 with amendments effective January 2, 2008 and January 23, 2008, to serve as Chief Financial Officer of SoCal and Professional Business Bank.  The agreement effectively terminated the prior employment agreement described above.  In addition to the following material terms, the agreement allows Michael McCall to participate in the company’s benefits plans generally available to all employees, including health, welfare, 401(k) and paid time off.

Term:	3 years from November 23, 2007
Salary:	$225,000
Bonus:	30% of salary
Auto Allowance:	$600 per month
Stock Option Grants:
.60% of SoCal common stock outstanding as of the close of the Spectrum Bank merger (January 31, 2008), along with .60% of the increase in SoCal’s common stock resulting from the close of any acquisition within 18 months of the effective date of the employment agreement.

Severance:	Upon termination without cause, a lump sum equal to 1 year salary plus prorated target annual bonus and 12 months paid group healthcare coverage.

Employment Agreement – Alan Lane

SoCal entered into an employment agreement with Alan Lane on January 14, 2008 to serve as Executive Chairman of the Boards of SoCal and Professional Business Bank.  In addition to the following material terms, the agreement allows Alan Lane to participate in the company’s benefits plans generally available to all employees, including health, welfare, 401(k) and paid time off.

Term:	5 years from November 23, 2007
Salary:	$180,000
Bonus:	25% of salary
Stock Option Grants:
2.50% of SoCal common stock outstanding as of the close of the Spectrum Bank merger (January 31, 2008), along with 2.50% of the increase in SoCal’s common stock resulting from the close of future acquisitions.

Severance:	Upon termination without cause, a lump sum equal to 1 year salary plus prorated target annual bonus and 12 months paid group healthcare coverage.

Employment Agreement – Norman Broyer

Professional Business Bank entered into an employment agreement on February 2, 2005, with Norman Broyer.  In addition to the following material terms, the agreement allowed Norman Broyer to participate in the company’s benefits plans generally available to all employees, including health, welfare, 401(k) and paid time off.

Term:	January 31, 2008
Salary:	$157,500, subject to increases (salary was $225,000 at December 31, 2007)
Bonus:	Considered by the Board of Directors on a discretionary basis
Auto Allowance:	$750 per month
Severance:	Upon termination without cause, a lump sum equal to 12 months salary and 12 months paid group healthcare coverage.
Change in Control:	Upon termination after change in control, a lump sum equal to 24 months salary

SoCal entered into an employment agreement with Norman Broyer on March 10, 2008 and effective March 7, 2008 to serve as Professional Business Bank’s President, Chief Risk Officer and Chief Credit Officer, and as Spectrum Bank’s (acquired by SoCal on January 31, 2008) President, Chief Risk Officer.  This new agreement effectively terminated the agreement discussed above. In addition to the following material terms, the agreement allows Norman Broyer to participate in the company’s benefits plans generally available to all employees, including health, welfare, 401(k) and paid time off.

Term:	3 years from March 7, 2008
Salary:	$250,000
Bonus:	40% of salary
Auto Allowance:	$600 per month
Stock Option Grants:
.90% of SoCal common stock outstanding as of the close of the Spectrum Bank merger (January 31, 2008), along with .90% of the increase in SoCal’s common stock resulting from the close of any acquisition within 18 months of the effective date of the employment agreement.

Severance:	Upon termination without cause, a lump sum equal to 1 year salary plus prorated target annual bonus and 12 months paid group healthcare coverage.

There are no other employment agreements in effect between SoCal or Professional Business Bank and the Named Executive Officers.

Option Awards – Michael McCall and Norman Broyer

The amounts shown in the Summary Compensation Table for Option Awards (4) represent the dollar expense amounts recognized for financial statement reporting purposes in fiscal years 2006 and 2007 with regard to share-based awards, as determined pursuant to Statement of Financial Accounting Standards No 123 (revised) “Share Based Payment” (SFAS 123R) and not the value of awards received in 2006 and 2007.  These expense amounts are related to an award made to Michael McCall on October 2, 2006 and awards made to Norman Broyer on November 16, 2001, November 16, 2003 and May 2, 2005, all of which were converted from Professional Business Bank common stock options to SoCal common stock options upon the acquisition of Professional Business Bank by SoCal on November 23, 2007 and all of which fully vested as a result of the merger.  No other equity awards were made in 2006 or 2007 to Michael McCall, Norman Broyer, or any other Named Executive Officer.

Non-Equity Incentive Plan Compensation – Michael McCall and Norman Broyer

The amounts shown in the Summary Compensation Table for Non-Equity Incentive Plan Compensation (4) represent amounts paid (or accrued) to Michael McCall and Norman Broyer for 2006 and 2007 performance and amounts paid (or accrued) in 2007 to each as further incentive to remain employed by Professional Business Bank for at least thirty days past the acquisition by SoCal on November 23, 2007.

The amounts paid for 2007 performance were paid based on: i) loan and deposit growth goals, and ii) individual project goals.  Management team members were eligible for bonuses at 90% achievement of goals, and an escalating scale for each additional 10% growth level achieved, provided unlimited upside potential.  Results for 2007 were analyzed/reviewed by the Board of Directors, and bonuses were paid based on 100% achievement of goals.  Michael McCall received an additional discretionary amount in recognition of his efforts spent on acquisition related matters.

All Other Compensation

The amounts shown in the Summary Compensation Table for All Other Compensation represent amounts paid to Michael McCall, Alan Lane and Norman Broyer for perquisites and other personal benefits:

Auto Allowance:  Consistent with benefits provided to other employees and consistent with the terms of their employment agreements, Michael McCall and Norman Broyer received automobile allowances.
Contribution to Defined Contribution Plan:  Consistent with similar benefits provided to all employees, employer matching contributions made under the Professional Business Bank 401(k) Plan (which was terminated November 23, 2007 coincident with the acquisition by Belvedere SoCal) and the Belvedere SoCal 401(k) Plan
Club fees/Dues:  Club dues were reimbursed to Norman Broyer consistent with similar benefits provided to other employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (3)	Option Exercise Price ($) (4)	Option Expiration Date (5)
Alison Davis CEO	0	0	0	$0
Michael McCall CFO	10,875	0	0	$18.91	10/1/2016
Jae Lim President	0	0	0	$0
Alan Lane Executive Chairman	0	0	0	$0
Norman Broyer CEO PBB	7,612	0	0	$20.69	5/1/2015

Equity Incentive Plan.

The purposes of the SoCal 2007 Equity Incentive Plan are to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives to Employees, Directors and Consultants and to promote the success of SoCal’s business.  Options granted under the Plan may be Incentive Stock Options or Non-Qualified Stock Options, as determined by the Administrator at the time of grant.  Stock Purchase Rights may also be granted under the Plan.  The first stock options under this plan were granted on February 27, 2008, February 29, 2008 and March 3, 2008 to directors and employees who are viewed as key to SoCal’s success and to provide them additional incentive to remain employed by SoCal.  Individual stock option agreements govern the vesting provisions of the stock grants.  In general, one portion of each grant has a time-based vesting provision in which case the options vest in five years in the absence of a previous acquisition event.  The other portion of each grant has a performance-based vesting provision in which case the options vest when the price of SoCal’s stock reaches a certain pre-determined value achieved over a defined period of time.  Should SoCal’s stock not reach the pre-determined value within seven years, the stock vests, absent a previous acquisition event.  Under certain circumstances, including an acquisition event, the stock options vest immediately.

401 (k) Plan.  All Employees of Belvedere SoCal and its subsidiaries are eligible to participate in SoCal’s 401(k) Plan immediately upon hire. Eligible employees are allowed to contribute pre-tax compensation to the 401 (k) Plan each year to a maximum established by law and by the terms of the Plan.  SoCal makes a matching contribution of 100% of the employees’ contribution up to 6% of eligible earnings.  In its discretion SoCal may also contribute additional amounts (SoCal did not make such a contribution in 2007).

No other formal employee compensation programs or plans (e.g., change in control, salary continuation) exist.

DIRECTOR COMPENSATION

Compensation of Directors.  During 2007, we did not compensate any director for attending board and committee meetings, nor did any director receive any additional equity awards in 2007.  The amounts shown in the Director Compensation Table below in the column for Option Awards represent the dollar expense amounts recognized for financial statement reporting purposes in fiscal year 2007 with regard to share-based awards, as determined pursuant to Statement of Financial Accounting Standards No 123 (revised) “Share Based Payment” (SFAS 123R) and not the value of awards received in 2007.  These expense amounts are related to awards made to William Baribault and to Larry Tashjian by Professional Business Bank.  All of the options were converted from Professional Business Bank common stock options to SoCal common stock options upon the acquisition of Professional Business Bank by SoCal on November 23, 2007 and all such options fully vested as of the date of the acquisition.  No other equity awards were made in 2007 to William Baribault, Larry Tashjian, or any other director.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings (5)	All Other Compensation ($) (6)	Total ($) (7)
William Baribault	$0	$0	$12,148	$0	$0	$0	$12,148
Larry Tashjian	$0	$0	$12,148	$0	$0	$0	$12,148

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

Belvedere SoCal assumed all outstanding options of Professional Business Bank at the acquisition date. These options were converted to SoCal options and are summarized in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	135,041	$15.21	1,364,959
Equity compensation plans not approved by security holders	NA	NA	NA
Total	135,041	$15.21	1,364,959

Security Ownership of Certain Beneficial Owners

As of April 29, 2008, no individual known to SoCal owned more than five percent (5%) of the outstanding shares of its Common Stock except as described below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Belvedere Capital Fund II L.P.	2,429,184	73.04%

Security Ownership of Management

The following table sets forth, as of March 21, 2008, information as to the shares concerning the equity ownership of SoCal's directors and named executive officers1/ listed in the Summary Compensation Table, and directors and named executive officers as a group. All of the shares shown in the following table are owned both of record and beneficially except as indicated in the notes to the table. SoCal has two classes of shares outstanding, Common Stock and Preferred Stock.

Name and Address of Beneficial Owner 2/	Relationship with Company	Amount and Nature of Beneficial Ownership 3/	Percent of Class4/
William Baribault	President, Chief Executive Officer and Director	28,931	0.84%
Michael McCall	Chief Financial Officer of SoCal and Chief Financial Officer of Professional Business Bank ("PBB")	10,875	0.31%
Alan Lane	Executive Chairman of the Boards of SoCal and PBB and Director	9,787	0.28%
Allison Davis	Director	0	*
Larry D. Tashjian	Director	47,696	1.38%
Jae H. Lim	Director	0	*
Norman Broyer	President, Chief Risk Officer and Chief Credit Officer of PBB and President and Chief Risk Officer of Spectrum Bank	12,349	0.36%
All directors and officers of the Company as a group		109,638	3.17%

*           Less than 1%.
1/
As used throughout this Amendment, the term “named executive officer” means the President, Chief Executive Officer, the Chief Financial Officer of SoCal as well as the President, Chief Risk Officer and Chief Credit officer of PBB and Spectrum Bank. The Chairman of the Board and SoCal’s other officers are not treated as executive officers of SoCal.

2/	The address for all persons listed is c/o Belvedere SoCal, One Maritime Plaza, Suite 825, San Francisco, California, 94111.
3/
Except as otherwise indicated in these notes, and subject to applicable community property laws and shared voting and investment, includes shares held by each person’s spouse (except where legally separated) and minor children; shares held by a family trust as to which such person is a trustee with sole voting and investment power (or shares power with a spouse); or shares held in an Individual Retirement Account as to which such person has pass-through voting rights and investment power.

4/	Includes shares of Common Stock subject to stock options exercisable within 60 days of disclosed date.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTORS INDEPENDENCE.

Transactions with Related Persons.  Except as disclosed below, there have been no transactions, or series of similar transactions, during 2007, or any currently proposed transaction, or series of similar transactions, to which SoCal was or is to be a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average total assets at year-end for the last three completed fiscal years, and in which any director (or nominee for director) of SoCal, executive officer of SoCal, any shareholder owning of record or beneficially 5% or more of Company Common Stock, or any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest.

SoCal, Professional Business Bank and the Fund entered into a management agreement under which the Fund will provide to SoCal and Professional Business Bank certain management support for a fee of a minimum of $100,000 and a maximum of $500,000 per year. A new management agreement is currently under consideration by the SoCal board of directors that would include SoCal, Professional Business Bank and Spectrum Bank.  In addition the Fund will work with SoCal in identifying, structuring, negotiating and completing acquisitions.

Indebtedness of Management.  Some of the current directors and executive officers of SoCal and the companies with which they are associated have been customers of, and have had banking transactions with SoCal, in the ordinary course of SoCal’s business.  SoCal expects to continue to have such banking transactions in the future.  All loans and commitments to lend included in such transactions have been made, (i) in the ordinary course of business, (ii) on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loan with persons not related to SoCal, and (iii) in the opinion of management of SoCal, did not involve more than the normal risk of collectability or present any other unfavorable features.

Director Independence.  For a director to be considered independent, the Board must determine that the director does not have any material relationship with SoCal and is otherwise an “independent director” within the meaning of the NASDAQ rules, the definition of “independent director” adopted by SoCal pursuant to Securities and Exchange Commission rules and regulations.  The following directors (constituting 40% of the entire Board) currently satisfy the requirements for independence: Directors Lane and Tashjian.  During 2007, 60% of the board was composed of independent directors as follows: Directors Lane, Tashjian and Baribault.  Director Baribault ceased to be independent in 2008 when he was appointed as SoCal’s president and chief executive officer.

The members of SoCal’s audit committee are Lim, Davis and Tashjian, with Tashjian being the only independent director on the committee.  The members of SoCal’s nominating committee include Baribault, Davis and Tashjian, with Tashjian being the independent director on such committee.  The members of SoCal’s compensation committee include Baribault, Davis and Lim, none of whom are independent directors.

ITEM 13.  EXHIBITS.

Index to Exhibits

Exhibit Number	Exhibit

3.1	Articles of Incorporation/1

3.2	Bylaws/2

3.3	Certificate of Determination of Series A Non-Cumulative Perpetual Preferred Stock /3

4.1	Specimen form of Belvedere stock certificate/2

4.2	Indenture, dated as of January 31, 2008/4

4.3	Amended and Restated Declaration of Trust, dated as of January 31, 2008/4

10.1	Management Agreement/2

10.2	Warrant Agreement/2

10.3	Employment Agreement with Alan Lane, dated January 14, 2008*

10.4	Employment Agreement with Norman Broyer, dated March 10, 2008*

10.5	Business Loan Agreement with Pacific Coast Bankers Bank, dated March 18, 2008*

10.6	Promissory Note with Pacific Coast Bankers Bank, dated March 18, 2008*

10.7	Commercial Pledge Agreement with Pacific Coast Bankers Bank, dated March 18, 2008*

10.8	Employment Agreement with Michael McCall, dated November 23, 2007, as amended*

14.1	Belvedere SoCal Code of Ethics*

23.1	Consent of Perry-Smith LLP*

23.2	Consent of Vavrinek, Trine, Day & Co., LLP*

31.1	Certification of Chief Executive Officer pursuant to Rule 15d-14*

31.2	Certification of Chief Financial Officer pursuant to Rule 15d-14*

32.1	Certification pursuant to Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code*

________________

1           Incorporated by reference from SoCal’s Registration Statement on Form S-4 filed with the SEC on March 21, 2007, file number 333-141453.

2           Incorporated by reference from SoCal’s Registration Statement on Form S-4/A filed with the SEC on May 1, 2007, file number 333-141453.

3           Incorporated by reference from SoCal’s Current Report on Form 8-K filed with the SEC on December 13, 2007, file number 333-141453.

4           Incorporated by reference from SoCal’s Current Report on Form 8-K filed with the SEC on February 6, 2008, file number 333-141453.

*           Indicates that the Exhibits were previously filed with the 10-KSB filed 3/31/08 with the SEC.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Paid to the Independent Auditors
During the fiscal year ended December 31, 2007, fees paid to SoCal’s independent auditor, Perry-Smith LLP, consisted of the following:

Audit Fees.  Aggregate audit fees billed to SoCal  by Perry-Smith LLP for the 2007 fiscal year for audit of annual financial statements and review of those financial statements included in annual reports on Form 10-KSB, totaled $99,000 and $10,000, respectively.

All Other Fees.  There were $2,300 in other fees billed to SoCal by Perry-Smith LLP during the 2007 fiscal year for consulting services.

Tax Fees.  The aggregate fees billed to SoCal by Perry-Smith LLP for the 2007 fiscal year for tax compliance, tax advice, or tax planning totaled $40,665.

For the fiscal year 2007 the Audit committee considered and deemed the services provided by Perry-Smith LLP compatible with maintaining the principle accountant’s independence. The Charter for the Audit Committee of the Board contains policies and procedures for pre-approval of audit and non-audit services from SoCal’s independent public accountant.

Less than half the total hours expended on Perry-Smith LLP’s engagement to audit our financial statements for the 2007 fiscal year were attributed to work performed by persons other than Perry-Smith LLP’s full-time permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Belvedere SoCal

By: /s/ William Baribault
       William Baribault
       President and Chief Executive Officer

By: /s/ Michael McCall
       Michael McCall
       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registration Statement has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Alan Lane	Executive Chairman of the	April 29, 2008
Alan Lane	Board, Director

/s/ William Baribault	President, Chief Executive	April 29, 2008
William Baribault	Officer, and Director

/s/ Jae H. Lim	Director	April 29, 2008
Jae H. Lim

/s/ Alison Davis	Director	April 29, 2008
Alison Davis

/s/ Larry D. Tashjian	Director	April 29, 2008
Larry D. Tashjian