Form 10-Q
period 2008-03-31
Belvedere SoCal
filed 2008-05-15
CIK 1393534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number: 333-141453

BELVEDERE SOCAL
(Exact name of registrant as specified in its charter)

California	20-8356735
(State of incorporation)	(I.R.S. Employer Identification No.)

One Maritime Plaza, Suite 825 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

(415) 434 - 1236
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of May 6, 2008, there were 3,328,361 shares of common stock, no par value, outstanding.

BELVEDERE SoCAL

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

BELVEDERE SoCAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2008	December 31, 2007

Cash and due from banks	$11,300,153	$4,401,632
Federal Funds sold	27,610,000	9,130,000
Total cash and cash equivalents	38,910,153	13,531,632

Interest-bearing deposits in other financial institutions	1,711,000	100,000
Investment securities available for sale	38,699,255	8,786,293

Loans, net of allowance for loan losses of $6,254,874 at March 31, 2008 and $4,077,213 at December 31, 2007	306,073,019	210,257,162
Premises and equipment, net	5,291,911	461,760
Goodwill	57,167,011	29,459,783
Other intangible assets, net	2,979,311	2,368,172
Federal Home Loan Bank stock, at cost	2,435,200	916,300
Other real estate owned	782,000	-
Accrued interest and other assets	13,312,540	4,198,740
Total assets	$467,361,400	$270,079,842

Deposits
Noninterest bearing demand	$120,481,211	$73,358,729
NOW, savings and money market accounts	77,984,076	49,514,411
Time deposits under $100,000	91,443,984	45,460,646
Time deposits over $100,000	66,046,580	25,715,811
Total deposits	355,955,851	194,049,597

Federal Home Loan Bank advances	7,000,000	18,000,000
Notes payable	8,000,000	-
Junior subordinated debentures	15,464,000	-
Accrued interest and other liabilities	4,417,010	3,044,416
Total liabilities	390,836,861	215,094,013

Commitments and Contingencies

Shareholders’ equity:
Preferred Stock - non-cumulative, perpetual, no par value;
authorized 20,000,000 shares; 836,915 and 806,666 shares issued
and outstanding at March 31, 2008 and December 31, 2007, respectively	20,522,875	19,766,650
Common Stock - no par value; authorized 20,000,000 shares;
3,327,929 and 2,011,343 shares issued and outstanding at
March 31, 2008 and December 31, 2007, respectively	57,841,491	35,749,587
Accumulated deficit	(1,858,032)	(540,408)
Accumulated other comprehensive income, net of taxes	18,205	10,000
Total shareholders’ equity	76,524,539	54,985,829
Total liabilities and shareholders' equity	$467,361,400	$270,079,842

See notes to unaudited consolidated financial statements

BELVEDERE SoCAL AND SUBSIDIARIES
AND ITS PREDECESSOR BUSINESS PROFESSIONAL BUSINESS BANK
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
	Belvedere SoCal and Subsidiaries	Professional Business Bank
	2008	2007

Interest income:
Interest and fees on loans	$5,384,552	$3,189,878
Interest on investment securities	409,671	247,330
Other interest income	45,147	189,934
Total interest income	5,839,370	3,627,142

Interest expense:
Deposits	1,381,684	1,107,541
Junior subordinated debentures	201,891	-
Other borrowings	265,827	46,208
Total interest expense	1,849,402	1,153,749

Net interest income before provision for loan losses	3,989,968	2,473,393

Provision for loan losses	957,294	157,000
Net interest income after provision for loan losses	3,032,674	2,316,393

Non-interest income
Service charges and fees	269,675	131,980
Other income	57,200	1,369
Total non-interest income	326,875	133,349

Non-interest expense
Salaries and employee benefits	2,468,783	1,303,085
Occupancy and equipment	325,102	147,374
Professional fees	586,097	383,927
Data processing	267,659	134,855
Marketing and business promotion	48,863	32,378
Office and administrative expenses	241,927	162,443
Other expenses	426,393	115,641
Total non-interest expense	4,364,824	2,279,703

(Loss) income before income taxes	(1,005,275)	170,039

Provision for income tax (benefit) expense	(443,876)	141,314

Net (loss) income	$(561,399)	$28,725

Net (loss) income per share - basic	$(0.46)	$0.01

Net (loss) income per share - diluted	$(0.46)	$0.01

Weighted average shares:
Basic	2,878,876	1,991,960
Diluted	2,878,876	2,084,703

See notes to unaudited consolidated financial statements

BELVEDERE SoCAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 17, 2007 (INCEPTION) TO MARCH 31, 2008

	Preferred Stock		Common Stock				Accumulated
	Number of Shares	Amount	Number of Shares	Amount	Comprehensive Loss	Accumulated Deficit	Other Comprehensive Income

Common stock issued			1,125,539	$11,500,000

Series A non-cumulative perpetual
preferred stock issued, net of issuance cots	800,000	$19,600,000

Common stock issued for
acquisition of Professional Business Bank, net of issuance costs			885,804	24,249,587

Comprehensive loss:
Net loss					$(373,758)	$(373,758)
Unrealized gain on available-for-sale securities, net of tax					10,000		$10,000
Total comprehensive loss					$(363,758)

Series A preferred stock dividend declared	6,666	166,650				(166,650)

Balance December 31, 2007	806,666	19,766,650	2,011,343	35,749,587		(540,408)	10,000

Warrants exercised			3,154	31

Stock-based compensation				91,924

Common stock issued			1,313,432	22,000,000

Cash payments for fractional shares				(51)

Comprehensive loss:
Net loss					(561,399)	(561,399)

Change in unrealized gain on available-for-sale securities, net of tax					8,205		8,205
Total comprehensive loss					$(553,194)

Series A preferred stock dividend declared	30,249	756,225				(756,225)

Balance March 31, 2008	836,915	$20,522,875	3,327,929	$57,841,491		$(1,858,032)	$18,205

See notes to unaudited consolidated financial statements

BELVEDERE SoCAL AND SUBSIDIARIES
AND ITS PREDECESSOR BUSINESS PROFESSIONAL BUSINESS BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE-MONTH PERIODS ENDED MARCH 31, 2008 AND 2007

	Belvedere SoCal and Subsidiaries	Professional Business Bank
	2008	2007

Operating activities:
Net (loss) income	$(561,399)	$28,725
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	207,310	34,472
Provision for loan losses	957,294	157,000
Stock-based compensation	91,924	64,846
Net decrease in accrued interest and other assets	365,834	232,772
Net decrease in accrued interest and other liabilities	(7,617,376)	(221,675)
Net cash (used in) provided by operating activities	(6,556,413)	296,140

Investing activities:
Proceeds from maturities and principal paydowns of available-for-sale investment securities	11,592,872	1,286,089
Proceeds from issuance of junior subordinated debentures	464,000	-
Investment in Belvedere Statutory Trust I	(464,000)	-
Net increase in interest-bearing deposits in other financial institutions	997,000	-
Increase in loans, net	(18,159,570)	(9,792,662)
Purchases of premises and equipment	-	(53,438)
Purchase of FHLB stock	(1,518,900)	(10,200)
Cash received in connection with the acquisition of Spectrum Bank, net of cash paid	127,811	-
Net cash (used in) investing activities	(6,960,787)	(8,570,211)

Financing activities:
Net increase in deposits	19,895,741	31,922,537
Net (decrease) in other borrowings	(3,000,000)	(8,000,000)
Proceeds from exercise of stock options	-	12,321
Proceeds from sale of stock	22,000,000	-
Cash payments for fractional shares	(51)	-
Proceeds from exercise of warrants	31	-
Net cash provided by financing activities	38,895,721	23,934,858

Increase in cash and cash equivalents	25,378,521	15,660,787

Cash and cash equivalents, beginning of period	13,531,632	9,683,852

Cash and cash equivalents, end of period	$38,910,153	$25,344,639

Noncash financing activities
Loan transferred to other real estate owned	$782,000	$-
Preferred stock dividend declared	$756,225	$-

Supplemental cash flow information
Interest paid	$1,849,401	$1,169,350
Taxes paid	$800	$150,000

See notes to unaudited consolidated financial statements

BELVEDERE SoCAL AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.	Nature of Business and Basis of Presentation

Belvedere SoCal ("SoCal") is a bank holding company incorporated in 2007 in the state of California.  SoCal was formed by its majority shareholder, Belvedere Capital Fund II L.P. (the “Fund”), a Delaware limited partnership formed in 2002, specifically to acquire Professional Business Bank (“PBB"), which occurred on November 23, 2007, and to be the platform for acquiring other banks in southern California.  SoCal closed the acquisition of Spectrum Bank (“Spectrum”) on January 31, 2008, further expanding its market presence.  Collectively, PBB and Spectrum are referred to as the “Subsidiary Banks.”  SoCal issued an additional 1,313,432 shares of common stock to the Fund for proceeds of $22 million to fund the Spectrum acquisition. After sale of the shares, the Fund now owns approximately 72% of SoCal's common stock on a fully diluted basis.

Prior to November 23, 2007 SoCal had no significant operations. The consolidated balance sheet at March 31, 2008 and the results of operations for the three-month period ended March 31, 2008 include the operations of Spectrum subsequent to January 31, 2008. The results of operations for the three-month period ended March 31, 2007 are for Professional Business Bank only. Securities and Exchange Commission rules require the presentation of certain prior period comparative financial statements of the acquired business when the acquiring company succeeds to substantially all of the business and the registrant’s own operations prior to the acquisition appear insignificant relative to the business acquired.

The March 31, 2008 unaudited consolidated financial statements include the accounts of SoCal and the Subsidiary Banks.  SoCal has one other wholly-owned subsidiary, Belvedere SoCal Statutory Trust I (the “Trust”), which was formed in 2008, to issue trust preferred securities. FIN 46R does not allow the consolidation of the Trust into SoCal's consolidated financial statements. As a result, the accompanying consolidated balance sheets include the investment in the Trust of $464 thousand in other assets.

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods.   The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2008.  The year-end balance sheet data at December 31, 2007 was derived from the audited financial statements.

This information should be read in conjunction with the audited financial statements and notes thereto included in SoCal's Form 10-KSB for the fiscal year ended December 31, 2007.

2.	Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SoCal is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited. This standard will change the accounting treatment for business combinations on a prospective basis.

Effective January 1, 2008, SoCal adopted SFAS No. 157, "Fair Value Measurements", which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure financial instruments and certain warranty and insurance contracts at fair value.  SFAS No. 159 applies to all reporting entities, including not-for-profit organizations, and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. SoCal adopted SFAS No. 159 on January 1, 2008. SoCal chose not to elect the option to measure eligible financial assets and liabilities at fair value.

3.	Commitments and Contingencies

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $81.6 million at March 31, 2008 and $62.5 million at December 31, 2007. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by SoCal as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. Standby letters of credit totaled $1.4 million and $769 thousand at March 31, 2008 and December 31, 2007, respectively.

4.	Comprehensive Income

Comprehensive income (loss) is reported in addition to net income (loss) for all periods presented. Comprehensive income (loss) is comprised of net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized gains on available-for-sale investment securities of $8 thousand for the three-month period ended March 31, 2008 and ($23) thousand for the three-month period ended March 31, 2007. Comprehensive income (loss) was ($553) thousand for the three-month period ended March 31, 2008 and $52 thousand for the three-month period ended March 31, 2007.

5.	Stock-Based Compensation

SoCal has adopted SFAS No. 123(R), Shared-Based Payment.  This Statement requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards.  This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.  Stock-based compensation expense totaled $92 thousand and $65 thousand for the three-month periods ended March 31, 2008 and 2007, respectively. A tax benefit of $38 thousand was recognized on the stock-based compensation expense for the three-month period ended March 31, 2008. There was no tax benefit related to the stock-based compensation expense recognized in the three-month period ended March 31, 2007.

SoCal has one stock-based compensation plan, the Belvedere SoCal 2007 Equity Incentive Plan (the "Plan"), which, among other things, permits the grant of stock options and stock purchase rights.  The Plan is designed primarily to attract and retain personnel and provide additional incentives to employees, directors and consultants to promote the success of SoCal's business.  The maximum aggregate number of shares that may be issued under the Plan is 1,500,000.  The amount, frequency and terms of share-based awards are subject to all applicable terms and conditions of the Plan and such other terms and conditions as prescribed by a Committee of the Board of Directors.  New shares are issued upon the exercise of options.

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

Management estimates the fair value of each option award as of the date of grant using a Black-Scholes-Merton option pricing model.  Expected volatility is based on historical volatility of similar entities over a preceding period commensurate with the expected term of the option because the Company's common stock has been publicly traded for a shorter period than the expected term of the options.  The expected term represents the period that the stock-based awards are expected to be outstanding.  The risk free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Expected dividend yield was not considered in the option pricing formula because SoCal has not paid cash dividends historically.  In addition to these assumptions, management makes estimates regarding pre-vesting forfeitures that will impact total compensation expense recognized under the Plan.

Two types of options were granted in 2008; one grant of 175,402 options with performance conditions that vest based on certain qualifying events, or cliff vest at the 7th anniversary of the grant date if no qualifying event occurs, and the second grant of 175,409 options with a time-based condition that cliff vest at the 5th anniversary of the grant date.

The following assumptions were utilized in the calculation of the fair value of options granted during the three-month period ended March 31, 2008:

Risk-free interest rate	3.21%
Expected life	6 years
Expected volatility	28%
Expected dividend yield	N/A
Weighted average grant date fair value	$5.10

A summary of stock option activity and related information for the three-month period ended March 31, 2008 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2007	135,041	$15.21
Options granted	350,811	$15.00
Options forfeited	(19,955)	$15.00
Options exercised	-
Outstanding at March 31, 2008	465,897	$15.06	8.7 years	$-
Options exercisable, March 31, 2008	135,041	$15.21	5.8 years	$-

Options expected to vest after March 31, 2008	323,210	$15.00	8.7 years	$-

All options granted in 2008 allow for early exercise into shares of restricted common stock of SoCal under identical vesting terms as the original options.  Such options are not shown as exercisable in the above table.

At March 31, 2008, there was $1.6 million in unrecognized compensation costs related to the outstanding options that will be recognized over a weighted average period of 6 years.

6.	Earnings Per Share

Basic earnings per share for each of the periods presented was computed by dividing net (loss) earnings adjusted for stock dividends paid or declared on non-cumulative perpetual preferred stock by the weighted average number of shares outstanding during each such period.

Basic and diluted earnings per share for the three-month periods ended March 31, 2008 and 2007 are computed as follows (dollars in thousands):

SoCal Three-month period ended March 31, 2008	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount

Basic loss per share:
Net loss	$(561)
Preferred stock dividend	(756)

Net loss available to common shareholders	$(1,317)	2,878,876	$(0.46)

Professional Business Bank Three-month period ended March 31, 2007	Net Earnings	Weighted Average Number of Shares Outstanding	Per Share Amount

Basic earnings per share
Net earnings available to common shareholders	$29	1,991,960	$0.01
Diluted earnings per share
Effect of exercise of options		92,743
Net earnings available to common shareholders	$29	2,084,703	$0.01

7.	Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses as of the dates indicated (dollars in thousands):

	Three months ended March 31,
	Belvedere SoCal and Subsidiaries	Professional Busines Bank
	2008	2007
Balance at beginning of period	$4,077	$1,869
Allowance acquired at acquisition of Spectrum	1,436	-
Additional provision	957	157
Charge-offs	(232)	-
Recoveries	16	-
Total	$6,254	$2,026

8.	Acquisition of Spectrum Bank

Effective January 31, 2008, SoCal acquired all of the common stock of Spectrum, a California state-chartered bank headquartered in Irvine, California with branch offices in Huntington Beach and Montebello, California.  All the outstanding Spectrum shares were exchanged for $20.2 million in cash and $15 million in trust preferred securities.  The acquisition was accounted for in accordance with SFAS No. 141, Business Combinations.  Accordingly, the net assets were recorded at their estimated fair values, and the operating results were included in the financial statements from the date of acquisition.  Goodwill totaled $27.7 million (none of which is deductible for tax purposes) and a core deposit intangible of $722 thousand was recorded and is being amortized over approximately seven years.  Capitalized direct transaction costs were approximately $1 million including $740,000 paid to the Fund.  The preliminary allocation of the purchase price to the assets and liabilities acquired will be finalized no later than fourth quarter 2008, as SoCal obtains more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.  The purchase price has been allocated on a preliminary basis, using information currently available as presented below (dollars in thousands):

Assets acquired:
Cash and due from banks	$4,283
Federal funds sold	17,080
Interest-bearing deposits in other financial institutions	2,608
Investment securities available for sale	41,475
Loans, net	79,452
Premises and equipment	4,947
Goodwill	27,708
Other intangible assets, net	722
Accrued interest and other assets	8,956

Total assets acquired	187,231

Liabilities assumed:
Total deposits	142,011
Accrued interest and other liabilities	8,985

Total liabilities assumed	150,996

Total consideration paid	$36,235

9.	Junior Subordinated Interest Debentures

In January 2008, SoCal issued $15.5 million of junior subordinated debentures to Belvedere SoCal Statutory Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities. The Trust purchased debentures with: (1) the proceeds of the sale of its common trust securities to SoCal for $464 thousand, and (2) certain shares of common stock in Spectrum Bank valued at $15 million that the Trust received from certain shareholders of Spectrum Bank in exchange for the Trust’s trust preferred securities. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2038, are redeemable at SoCal’s option at par, and require monthly distributions/interest payments at a rate of 10%.   SoCal has unconditionally guaranteed distributions on, and payments on liquidation and redemption of, the trust preferred securities.

Interest expense recognized by SoCal for the three-month period ended March 31, 2008 related to the subordinated debentures was $202 thousand.

10.      Note Payable

In March 2008, SoCal borrowed $8 million through a loan secured by the stock of the Subsidiary Banks.  The loan bears interest at three-month LIBOR plus 3.1% (5.98% at March 31, 2008) with quarterly interest payments through September 2009, followed by principal and interest payments through the maturity date of March 2018.

11.      Other Real Estate Owned

            SoCal’s investment in other real estate owned, all of which were related to real estate acquired in full or partial settlement of loan obligations, totaled $782 thousand at March 31, 2008. SoCal had no other real estate owned and no investment in real estate acquired in full or partial settlement of loan obligations at December 31, 2007. When property is acquired, any excess of SoCal’s recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property less costs to sell is charged against the allowance for loan losses.

12.	Pro forma financial information

The March 31, 2008 consolidated financial statements include the accounts of Spectrum since February 1, 2008. The following supplemental proforma information discloses selected financial information for the three-month period ended March 31, 2008 as though the Spectrum merger had been completed as of the beginning of the period. The proforma information for the three-month period ended March 31, 2007 combines Professional Business Bank, as the predecessor business to SoCal, and Spectrum.  The unaudited proforma income for the three-month period ended March 31, 2008 includes nonrecurring merger expenses incurred by Spectrum for cancellation of all outstanding options of Spectrum per the terms of the merger agreement, severance payments to Spectrum executives under change of control agreements and cash settlements of deferred compensation programs totaling $4.0 million, net of tax. Dollars are in thousands except per share data.

	March 31, 2008	March 31, 2007
Revenue (net interest income plus non-interest income)	$4,848	$4,630

Net (loss) income	$(4,370)	$403

Basic (loss) earnings per share	$(0.40)	$0.12

Diluted (loss) earnings per share	$(0.40)	$0.12

13.      Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SoCal adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements or results of operations of SoCal. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follow:

• Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

• Level 2
inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

• Level 3	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, included certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. SoCal’s current portfolio does not have securities that are valued using Level 3 inputs as of March 31, 2008. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. SoCal’s evaluations are based on market data and SoCal employs combinations of these approaches for its valuation methods depending on the asset class.

Impaired loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan , including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Fair value of loans that are not collateral dependent is calculated based on the present value of future cash flows. For impaired loans that are collateral dependent, either a Level 2 or Level 3 valuation methodology is used. The fair value of loans that are not collateral dependent is measured using a Level 3 methodology.

Other Real Estate Owned

Other real estate owned ("OREO") is measured at fair value less cost to sell which is a Level 2 valuation methodology based on quoted prices for similiar assets or a Level 3 valuation methodology when an income approach is used. SoCal believes that the fair value component in its valuation follows the provisions of SFAS No. 157. Fair value of OREO at March 31, 2008 was determined by an independent appraised value less estimated costs to sell.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below (dollars in thousands):

Fair Value Measurements at March 31, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(in 000’s)	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale investment securities	$38,699	$—	$38,699	$—

Assets measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at March 31, 2008 Using
(in 000's)	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$2,565	$—	$2,565	$—
OREO	$782	$—	$782	$—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $2.6 million, with a valuation allowance included in the allowance for loan losses of $686 thousand.

OREO consists of one commercial property valued by an independent appraisal, net of estimated selling costs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

 SoCal acquired Professional Business Bank on November 23, 2007 and Spectrum Bank on January 31, 2008.  Prior to November 23, 2007, SoCal had no significant operations.  Accordingly, the discussion and results of operations and financial condition for the three-month perod ended March 31, 2008 are for SoCal. The results of operations and financial condition for the three-month period ended March 31, 2007 are for Professional Business Bank only. Securities and Exchange Commission rules require the presentation of certain prior period comparative financial statements of the acquired business when the acquiring company succeeds to substantially all of the business and the registrant’s own operations prior to the acquisition appear insignificant relative to the business acquired.

Forward-Looking Information

The statements contained herein that are not historical facts are forward-looking statements based on management’s current expectations and beliefs concerning future developments and their potential effects on SoCal. These forward looking statements involve risks and uncertainties, including the risks and uncertainties described in our annual report on Form 10-KSB in the discussion under the caption, “Business - Factors That May Affect Future Operating Results,” which was filed with the Securities and Exchange Commission on March 31, 2008. There can be no assurance that future developments affecting SoCal will be the same as those anticipated by management, and actual results may differ from those projected in the forward-looking statements. Statements regarding policies and procedures are not intended, and should not be interpreted to mean, that such policies and procedures will not be amended, modified or repealed at any time in the future.

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

Our accounting policies are integral to understanding the results reported.  Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies.  SoCal has established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period.  In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.  The following is a brief description of the significant accounting policies involving significant management valuation judgments.

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

Loans are considered impaired if, based on current information and events, it is probable that SoCal will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral. In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

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

Fair Value. Effective January 1, 2008, SoCal adopted SFAS No. 157, "Fair Value Measurements", which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

Overview

The following discussion reviews and analyzes the operating results of SoCal for the three-month period ended March 31, 2008 and Professional Business Bank for the three-month period ended March 31, 2007 and the financial condition of SoCal at March 31, 2008 and December 31, 2007.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere in this quarterly report.

SoCal recorded a net loss of $561 thousand, ($0.46) basic and diluted loss per share, for the three-month period ended March 31, 2008 as compared to Professional Business Bank’s $29 thousand in earnings, $0.01 basic and diluted earnings per share, for the three-month period ended March 31, 2007. The decrease in net earnings was primarily due to a $2.1 million increase in non-interest expenses and a $0.8 million increase in provision for loan losses offset by a $1.5 million increase in net interest income, a $0.2 million increase in non-interest income and a $0.6 thousand decrease in income tax expense.

Total assets increased from $270.1 million at December 31, 2007 to $467.4 million at March 31, 2008, an increase of $197.3 million, or 73.0%, of which $186.7 million, or 94.7%, related to Spectrum. Net loans grew from $210.3 million at December 31, 2007 to $306.1 million at March 31, 2008, an increase of $95.8 million, or 45.6%, of which $84.1 million, or 87.8%, related to Spectrum. Deposits grew from $194.0 million at December 31, 2007 to $356.0 million at March 31, 2008, an increase of $161.9 million, or 83.4%, of which $145.4 million, or 89.8% related to Spectrum.

Set forth below are certain key financial performance ratios for the periods indicated:

	March 31
	2008	2007

Return on Average Assets (1)	(0.14%)	0.06%
Return on Average Equity (1)	(0.77%)	0.57%

(1) Annualized

Net Interest Income

Net interest income was $4.0 million and $2.5 million, respectively, for the three-month periods ended March 31, 2008 and 2007, respectively.  Interest income totaled $5.8 million and $3.6 million, respectively, for the three-month periods ended March 31, 2008 and 2007.  Interest expense totaled $1.9 million and $1.2 million, respectively, for the three-month periods ended March 31, 2008 and 2007.  The increase in interest income was due to a $151.2 million, or 86.0%, increase in average interest-earning assets during the respective periods of which $92.2 million, or 61.0%, related to the acquisition of Spectrum. The increase in interest expense was due to a $125.4 million, or 115.8%, increase in average interest-bearing liabilities during the respective periods, of which $68.5 million, or 54.6%, related to the acquisition of Spectrum.  The decrease in net interest margin from 5.71% at March 31, 2007 to 4.91% at March 31, 2008 is primarily due to declines in market interest rates and Spectrum's lower net interest margin as compared to Professional Business Bank.

The increase in average interest-earning assets and average interest-bearing liabilities is primarily the result of the acquisition of Spectrum Bank.  Average loans increased $135.5 million, or 95.9%, to $276.8 million at March 31, 2008 compared to $141.3 million at March 31, 2007, of which $54.4 million, or 40.1%, related to the acquisition of Spectrum.  Average interest-bearing deposits increased $86.4 million, or 82.7%, to $190.9 million at March 31, 2008 compared to March 31, 2007, of which $68.5 million, or 79.3%, relates to the acquisition of Spectrum.

The weighted average yield on interest-earning assets decreased as a result of a decline in market interest rates. The Federal Reserve Board decreased the Federal Funds rate six times totaling a reduction of 3.0% from March 2007 through March 2008.  Approximately 80% of SoCal's loans have adjustable interest rates.

The following table presents the weighted average yield on each specified category of interest-earning assets, the weighted average rate paid on each specified category of interest-bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.  Loan fees, which are not material, are included in interest earned on loans (dollars in thousands).

	Three-month periods ended March 31,
	Belvedere SoCal 2008			Professional Business Bank 2007
			Average			Average
		Interest	Yield or		Interest	Yield or
	Average	Earned	Rate	Average	Earned	Rate
	Balance	or Paid	Paid	Balance	or Paid	Paid
Assets
Interest-Earning Assets:
Investment Securities-taxable	$24,889	$254	4.10%	$14,714	$172	4.74%
Investment Securities-nontaxable	5,966	61	4.11%	-	-	-
Interest-Bearing Deposits in Other Financial Institutions	1,299	16	4.95%	4,893	75	6.22%
Federal Funds Sold	17,977	124	2.77%	14,792	190	5.21%
Loans	276,781	5,384	7.82%	141,315	3,190	9.15%
Total Interest-Earning
Assets	326,913	5,839	7.18%	175,714	3,627	8.37%

Cash and Due from Banks	7,814			6,283
Premises and Equipment	3,674			407
Goodwill	48,902			-
Other Intangibles Assets, net	2,787			-
Accrued Interest and
Other Assets	15,149			2,889
Allowance for Loan
Losses	(5,378)			(1,776)
Total Assets	$399,860			$183,517

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Money Market,
Savings and NOW	$73,266	277	1.52%	$73,183	698	3.87%
Time Deposits under $100,000	64,496	648	4.04%	21,076	284	5.46%
Time Deposits of $100,000 or More	53,106	457	3.46%	10,204	126	5.01%
Short-Term Borrowings	29,582	241	3.28%	3,822	46	4.88%
Note Payable	2,000	25	5.03%	-	-	-
Subordinated Debentures	11,250	202	7.22%	-	-	-
Total Interest-Bearing Liabilities	233,699	1,850	3.18%	108,285	1,154	4.32%

Noninterest-Bearing
Liabilities:
Demand Deposits	88,673			54,055
Other Liabilities	4,542			994
Shareholders' Equity	72,945			20,183
Total Liabilities and
Shareholders' Equity	$399,860			$183,517
Net Interest Income		$3,989			$2,473

Net Yield on Interest-
Earning Assets (Net Interest Margin)			4.91%			5.71%

Yields are computed on a tax equivalent basis resulting in an adjustment of $25 thousand to interest earned on municipal bonds for the three-month period ended March 31, 2008.

Rate and Volume Analysis

The following tables show the increase or decrease in interest income, interest expense and net interest income, resulting from the changes in rates and volumes for the periods indicated (dollars in thousands):

	Three-Month Period Ended March 31, 2008
	versus
	Three-Month Period Ended March 31, 2007
	Increase (Decrease) Due
	To Change in
	Volume	Rate	Total
Interest-Earning Assets:
Investment Securities-taxable	$122	$(40)	$82
Investment Securities-nontaxable	-	61	61
Interest-Bearing Deposits in Other Financial Institutions	(55)	(4)	(59)
Federal Funds Sold	40	(106)	(66)
Loans	3,122	(928)	2,194
Total Interest Income	3,229	(1,017)	2,212

Interest-Bearing Liabilities:
Money Market, Savings and NOW	1	(422)	(421)
Time Deposits under $100,000	594	(230)	364
Time Deposits of $100,000 or More	536	(205)	331
Short Term Borrowings	313	(118)	195
Subordinated Debentures	202	-	202
Note Payable	25	-	25
Total Interest Expense	1,671	(975)	696
Net Interest Income	$1,558	$(42)	$1,516

Provision for Loan Losses

SoCal made provisions for loan losses of $957 thousand and Professional Business Bank made provisions of $157 thousand for the three-month periods ended March 31, 2008 and 2007, respectively.  The increase was due to the organic growth in loans along with an increase in loans categorized at higher risk ratings.  Additionally, one real estate construction loan was allocated a specific reserve of $510 thousand based on currently available information.  A pending updated appraisal could result in an additional specific reserve related to this loan.

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

SoCal has also elected to take external, subjective (so-called qualitative) factors into consideration when assessing the adequacy of the allowance for loan losses. These qualitative factors take into account and weight by risk, among other things, the growth and nature of the loan portfolio, concentration of credits, lending policies, economic trends, competition and legal and regulatory requirements. The total qualitative reserve requirement is determined by applying the risk weights of the qualitative factors to the total amount of loans outstanding.

The credit quality of our loans will be influenced by underlying trends in the economic cycle, particularly in Southern California, and other factors, which are beyond management’s control. Accordingly, no assurance can be given that we will not sustain loan losses that in any particular period will be sizable in relation to the allowance. Additionally, subsequent evaluation of the loan portfolio by us and by our regulators, in light of factors then prevailing, may require increases in the allowance through charges to the provision for loan losses.

Non-Interest Income

Non-interest income consists primarily of service charges on deposit accounts. Non-interest income for SoCal was $327 thousand for the three-month period ended March 31, 2008 compared to $133 thousand  for Professional Business Bank for the three-month period ended March 31, 2007, of which virtually all of the increase is attributable to the acquisition of Spectrum.

The $194 thousand, or 145.1%, increase in non-interest income for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 was primarily due to the overall increase in deposit accounts of $162.0 million, or 83.4%, to $356.0 million at March 31, 2008 from $194.0 million at March 31, 2007, along with an increase in the amount charged deposit customers for negative account balances and for checks that were not honored due to insufficient funds in customer account balances.

Non-Interest Expense

Salary and employee benefits increased by $1.2 million, or 89.5%, for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007. This increase was due primarily to an increase in the number of employees due to the acquisition of Spectrum, which added 33 full-time and two part-time employees, resulting in $460 thousand of the increase in costs. The remainder of the increase was the result of increased stock-based compensation costs and salary adjustments.

Occupancy and equipment expenses increased by $178 thousand, or 120.6%, for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007. This increase was due to the acquisition of Spectrum, which added three branch offices to the existing branches of Professional Business Bank.

Professional fees of SoCal increased $202 thousand, or 52.7%, for the three-month period ended March 31, 2008 compared to professional fees incurred by Professional Business Bank during the three-month period ended March 31, 2007 due to professional fees incurred by Spectrum and accounting and audit fees incurred by the holding company.

Data processing expenses increased $133 thousand, or 98.5%, for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 due to the increased volume of activity subsequent to the acquisition of Spectrum Bank.

Office and administrative expenses increased $79 thousand, or 48.9%, for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 primarily due to $43 thousand in administrative costs incurred by Spectrum.

Other expenses increased $311 thousand, or 268.7%, for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007 primarily due to amortization of the core deposit intangibles.

The income tax benefit for the three-month period ended March 31, 2008 totaled $444 thousand, an effective tax rate of 44.2%.  The income tax provision for the three-month period ended March 31, 2007 totaled $141 thousand, an effective rate of 83.1%.  The high effective rate (compared to a statutory rate of 41.2%) for the first quarter of 2007 was due to nondeductible merger-related costs incurred by Professional Business Bank during the period. No valuation allowance is considered necessary based on the earnings history of the Subsidiary Banks.

The income tax rates used in determining the income tax provision or benefit were 34.00% for federal income tax purposes and 7.20% for state income taxes, net of federal income tax benefit.  Generally, the current tax expense is the result of applying the current tax rate to taxable income.  The deferred portion is intended to account for the fact that (losses) income on which taxes are recognized differs from financial statement pre-tax (loss) income because some items of income and expense are recognized in different years for income tax purposes than in the financial statements.  These recognition anomalies cause “temporary differences”; eventually, all taxes are paid.

Regulatory Capital

At March 31, 2008, Tier 1 capital of Professional Business Bank and Spectrum Bank, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $23.7 million and $11.8 million, respectively.

Under regulatory capital adequacy guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets and certain off-balance-sheet items, such as unused loan commitments and standby letters of credit. The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common shareholders’ equity and preferred stock, less goodwill and certain deductions. Tier 2 capital consists of other elements, primarily some types of non-perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations. Under regulatory guidelines, the $15 million in trust preferred securities outstanding qualify as Tier 1 capital up to 25%. The guidelines also evaluate the leverage ratio, which is Tier 1 capital divided by average tangible assets.

The following table sets forth the regulatory standards for well-capitalized and adequately capitalized institutions and the capital ratios for SoCal, Professional Business Bank and Spectrum Bank as of the dates indicated (dollars in thousands):

March 31, 2008:	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
SoCal	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	37,151	10.17%	29,226	>=+ 8%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	32,563	8.91%	14,613	>=+ 4%	N/A	N/A
Tier 1 Capital (to average assets)	32,563	8.17%	15,938	>=+ 4%	N/A	N/A

Professional Business Bank
Total Capital (to risk-weighted assets)	26,944	10.58%	20,375	>=+ 8%	25,469	>=+ 10%
Tier 1 Capital (to risk-weighted assets)	23,738	9.32%	10,187	>=+ 4%	15,281	>=+ 6%
Tier 1 Capital (to average assets)	23,738	9.84%	9,649	>=+ 4%	12,061	>=+ 5%

Spectrum Bank
Total Capital (to risk-weighted assets)	13,165	11.90%	8,851	>=+ 8%	25,469	>=+ 10%
Tier 1 Capital (to risk-weighted assets)	11,783	10.65%	4,425	>=+ 4%	15,281	>=+ 6%
Tier 1 Capital (to average assets)	11,783	7.49%	15,938	>=+ 4%	12,061	>=+ 5%

December 31, 2007:	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
SoCal	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	27,219	11.27%	19,321	>=+ 8%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	24,200	10.02%	9,660	>=+ 4%	N/A	N/A
Tier 1 Capital (to average assets)	24,200	10.53%	9,190	>=+ 4%	N/A	N/A

Professional Business Bank
Total Capital (to risk-weighted assets)	22,940	9.55%	19,225	>=+ 8%	24,031	>=+ 10%
Tier 1 Capital (to risk-weighted assets)	19,921	8.29%	9,613	>=+ 4%	14,419	>=+ 6%
Tier 1 Capital (to average assets)	19,921	8.82%	9,030	>=+ 4%	11,288	>=+ 5%

Deposits

Average deposits for the three-month period ended March 31, 2008 were $279.5 million, an increase of $121.0 million, or 76.3%, compared to the three-month period ended March 31, 2007 of which $94.5 million, or 78.1%, was related to the acquisition of Spectrum Bank.  Average certificates of deposit totaled 42.1% of average deposits for the three-month period ended March 31, 2008 compared to 19.7% for the three-month period ended March 31, 2007.  Average interest-bearing checking, money market and savings accounts as a group were 26.2% of average deposits for the three-month period ended March 31, 2008 compared with 46.2% for the three-month period ended March 31, 2007.  Average demand deposits represented 31.7% of average deposits for the three-month period ended March 31, 2008 compared with 34.1% for the three-month period ended March 31, 2007.

At March 31, 2008 the deposit portfolio consisted of $45.2 million in brokered deposits, which are defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates.  There were no brokered deposits at March 31, 2007.

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or greater at March 31, 2008 (dollars in thousands):

Three Months or less	$16,768
Over Three Months to One Year	36,154
Over One Year to Three Years	8,054
Over Three Years	5,070
$66,046

Liquidity and Borrowings

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, liquidation of assets and the acquisition of additional deposit liabilities.

Liquidity may be enhanced, if necessary, through short-term borrowings. As of March 31, 2008, SoCal had short-term borrowing facilities available totaling approximately $92.5 million. This consisted of $32.5 million in unsecured federal funds lines of credit with correspondent banks and approximately $60 million in a secured line of credit with the Federal Home Loan Bank.

SoCal has from time to time borrowed funds on a short-term basis from the Federal Home Loan Bank and other financial institutions.  Outstanding borrowings totaled $7.0 million and $18.0 million at March 31, 2008 and December 31, 2007, respectively.  The interest rate was 2.54% and 3.80% on these outstanding borrowings at March 31, 2008 and December 31, 2007, respectively.  The average amounts outstanding totaled $29.7 million and $7.8 million and the weighted average interest rates were 3.24% and 4.90% for the three-month period ended March 31, 2008 and the year ended December 31, 2007, respectively.  The maximum outstanding at any month-end during the three-month period ended March 31, 2008 and the year ended December 31, 2007 was $39.0 million and $18.0 million, respectively.

In March 2008, SoCal borrowed $8.0 million through a loan secured by the stock of the Subsidiary Banks.  The loan bears interest at three-month LIBOR plus 3.1% (5.98% at March 31, 2008) with quarterly interest payments through September 2009, followed by principal and interest payments through the maturity date of March 2018.  The promissory note and related loan agreements contain certain customary restrictions, including a potential limitation on the ability of the Subsidiary Banks to pay dividends to SoCal for purposes other than to allow SoCal to service the loan.

In January 2008, SoCal issued $15.5 in junior subordinated debentures to Belvedere SoCal Statutory Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities. The Trust purchased debentures with: (1) the proceeds of the sale of its common trust securities to SoCal for $464 thousand, and (2) certain shares of common stock in Spectrum Bank valued at $15 million that the Trust received from certain shareholders of Spectrum Bank in exchange for the Trust’s trust preferred securities. The junior subordinated debentures and trust preferred securities have generally identical terms, including that they mature in January 2038 and require monthly interest payments at 10%. The trust preferred securities and corresponding junior subordinated deferrable interest debentures contain provisions limiting our ability to declare and pay dividends on our common stock in certain events.

Loan Portfolio

SoCal’s lending strategy is to attract small to mid-sized business borrowers by offering a variety of commercial and real estate loan products and a full range of other banking services coupled with highly personalized service. We offer commercial loans, lines of credit, certain consumer and installment loans, commercial and residential construction loans, as well as specialized products such as SBA and CalCAP loans.

The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollars in thousands):

	March 31, 2008		December 31, 2007
	Amount	Percent of	Amount	Percent of
	Outstanding	Total	Outstanding	Total
Loans
Commercial	$82,463	26.4%	$56,791	26.5%
Real Estate - Construction	44,901	14.4%	37,566	17.5%
Real Estate - Other	177,685	56.8%	113,123	52.7%
Consumer	7,737	2.4%	7,127	3.3%
Total Loans	312,786	100.0%	214,607	100.0%
Net Deferred Loan Fees	(458)		(273)
Allowance for Loan Losses	(6,255)		(4,077)
Net Loans	$306,073		$210,257

Commitments
Letters of Credit	$1,358		$769
Undisbursed Loans and
Commitments to Grant Loans	81,551		62,459
Total Commitments	$82,909		$63,228

Nonperforming Assets

Nonaccrual loans are those loans for which SoCal has discontinued accrual of interest because reasonable doubt exists as to the full and timely collection of either principal or interest.  Loans past due 90 days will continue to accrue interest only when the loan is both well secured and in the process of collection.  Other real estate owned consists of real properties that secured loans on which we have taken title in partial or complete satisfaction of the loan.

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

The following table sets forth information about non-performing assets at the dates indicated (dollars in thousands):

	March 31, 2008	December 31, 2007
Loans 90 Days Past Due and Still
Accruing Interest	$-	$-
Impaired Loans	2,565	-
Nonaccrual Loans	307	920

Total Nonperforming Loans	2,872	920

Other Real Estate Owned	782	-

Total Nonperforming Assets	$3,654	$920

Nonperforming Loans as a
Percentage of Total Loans	0.92%	0.43%
Allowance for Loan Losses as a Percentage
of Nonperforming Loans	171.18%	443.15%
Nonperforming Assets as a
Percentage of Total Assets	0.78%	0.34%

The increase in nonperforming assets resulted primarily from the impairment of one real estate construction loan.

There were no cash collections on non-performing loans during the three-month period ended March 31, 2008.  Interest income not recognized on non-accrual loans totaled $25 thousand during the period ended March 31, 2008 and $71 thousand during the year ended December 31, 2007.

Provision and Changes in Allowance for Loan Losses

The following table summarizes the allocation of the allowance for loan losses by loan type as of the indicated date and the percent of loans in each category to total loans (dollars in thousands):
	March 31, 2008		December 31, 2007
	Amount	Loan Percent	Amount	Loan Percent
Commercial	$2,459	26.4%	$1,286	26.5%
Real Estate - Construction	790	14.4%	1,163	17.5%
Real Estate - Other	2,682	56.8%	1,468	52.7%
Consumer	193	2.4%	152	3.3%
Unallocated	130	n/a	8	n/a
	$6,254	100.0%	$4,077	100.0%

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated (dollars in thousands):

	Three-month periods ended March 31,
	Belvedere SoCal	Professional Business Bank
	2008	2007
Balance at beginning of period	$4,077	$1,869
Allowance acquired at acquisition of Spectrum	1,436

Charge-offs:
Commercial	(138)	-
Real Estate - Construction	-	-
Real Estate - Other	-	-
Consumer	(94)	-
Total charge-offs	(232)	-

Recoveries
Commercial	-	-
Real Estate - Construction	-	-
Real Estate - Other	-	-
Consumer	16	-
Total recoveries	16	-

Additional provision	957	157
Balance at end of period	$6,254	$2,026

At March 31, 2008 and 2007, the allowance for loan losses was 2.0% and 1.16%, respectively, of total loans.

In the ordinary course of business, SoCal has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statement when they are funded or related fees are incurred or received.

Investment Portfolio

All investment securities are classified as available-for-sale. The following table summarizes the amounts and distribution of investment securities held as of the dates indicated (dollars in thousands):

	March 31, 2008			December 31, 2007
			Weighted			Weighted
	Amortized	Market	Average	Amortized	Market	Average
	Cost	Value	Yield	Cost	Value	Yield
Available-for-Sale Securities

U.S. Government Agencies
Within One Year	$12,041	$12,081	3.98%	$2,004	$2,002	4.24%
One to Five Years	4,726	4,739	4.11%	2,024	2,024	5.42%
	16,767	16,820		4,028	4,026

Government Guaranteed Collateralized Mortgage Obligations
After Five Years to Ten Years	993	998	4.25%	-	-
	993	998		-	-

States and Political Subdivisions
One to Five Years	338	338	3.39%	-	-
After Five Years to Ten Years	1,091	1,099	3.62%	-	-
Over Ten Years	7,621	7,486	2.67%	-	-
	9,050	8,923		-	-
Mortgage-Backed Securities
Within One Year	2,204	2,222	5.71%	-	-
One to Five Years	2,576	2,590	4.14%	1,230	1,231	4.16%
After Five Years to Ten Years	2,212	2,269	4.76%	558	559	4.98%
Over Ten Years	4,867	4,883	4.30%	2,953	2,970	4.78%
	11,859	11,964		4,741	4,760

	$38,669	$38,705		$8,769	$8,786

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. SoCal's market risk arises primarily from interest rate risk inherent in its lending and deposit taking activities. Management uses various asset/liability strategies to manage the re-pricing characteristics of SoCal's earning assets and funding liabilities to ensure that exposure to interest rate fluctuations is within its guidelines of acceptable risk-taking. Hedging strategies, including the terms and pricing of loans and deposits, and managing the deployment of SoCal's securities are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

Interest rate risk is addressed by SoCal's Asset Liability Management Committee (“ALCO”) which is comprised of executive officers of SoCal. The ALCO monitors interest rate risk by analyzing the potential impact on the net equity value and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages SoCal's balance sheet in part to maintain, within acceptable ranges, the potential impact on net equity value and net interest income despite fluctuations in market interest rates.

Exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO and the Board of Directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to net equity value and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring interest rate risk within approved limits.

There have been no significant changes in SoCal's exposure to interest rate risk previously disclosed in SoCal's 10-KSB filed with the Securities and Exchange Commission on March 31, 2008.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

With the participation of management, including our Chief Executive Officer and Chief Financial Officer, the effectiveness of SoCal's disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, SoCal's Chief Executive Officer and Chief Financial Officer have concluded that:

(a)           information required to be disclosed by SoCal in this Quarterly Report on Form 10-Q and the other reports which SoCal files or submits under the Exchange Act would be accumulated and communicated to SoCal's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure;

(b)           information required to be disclosed by SoCal in this Quarterly Report on Form 10-Q and the other reports which SoCal files or submits under the Exchange Act would be recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(c)           SoCal's disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that material information relating to SoCal and its consolidated subsidiary is made known to them, particularly during the period for which periodic reports, including this Quarterly Report on Form 10-Q, are being prepared.

Changes in Internal Control over Financial Reporting

There were no changes during the period covered by this Quarterly Report on Form 10-Q in SoCal's internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes in legal proceedings as described in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Item 1A.  Risk Factors

There have been no material changes in the discussion pertaining to risk factors found in “Business – Factors that may Affect our Performance” that was provided in the December 31, 2007 Form 10-KSB.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

SoCal, on January 31, 2008, also completed its sale of  $22 million of its common stock at a price of $16.75 per share to Belvedere Capital Fund II L.P. (the “Fund”) for cash to fund the cash portion of the Spectrum acquisition.  The sale of common stock to the Fund was exempt from registration under the Securities Act of 1933 pursuant to section 4(2) as it did not involve any public offering.  The purchase price per share was calculated as the average closing bid price of SoCal’s common stock on the OTC Bulletin Board over the five trading days preceding the closing of the transaction.  The price was within the range of fair prices as determined by a financial advisor hired by SoCal.  After the sale of the shares, the Fund now owns approximately 72% of SoCal’s common stock on a fully diluted basis.  The stock purchase agreement also provided for a transaction fee of $740,000 payable by SoCal to the Fund in consideration for the services provided by the Fund to SoCal in connection with the Spectrum Bank acquisition.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Rule 15d-14(a) Certification by Chief Executive Officer

31.2	Rule 15d-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certifications
______________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELVEDERE SOCAL

By:	/s/ WILLIAM BARIBAULT
William Baribault President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2008

BELVEDERE SOCAL

By:	/s/ MICHAEL McCALL
Michael McCall Chief Financial Officer (Principal Financial Officer)

Dated: May 15, 2008