Form 10-Q
period 2008-06-30
Belvedere SoCal
filed 2008-08-14
CIK 1393534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number: 333-141453

BELVEDERE SOCAL
(Exact name of registrant as specified in its charter)

California	20-8356735
(State of incorporation)	(I.R.S. Employer Identification No.)

One Maritime Plaza, Suite 825 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

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

As of August 8, 2008, there were 3,331,271 shares of common stock, no par value, outstanding.

BELVEDERE SoCAL

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BELVEDERE SoCAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2008	December 31, 2007

Cash and due from banks	$10,154,514	$4,401,632
Federal Funds sold	34,080,000	9,130,000
Total cash and cash equivalents	44,234,514	13,531,632

Interest-bearing deposits in other financial institutions	614,000	100,000
Investment securities available for sale	31,957,642	8,786,293

Loans, net of allowance for loan losses of $5,384,728 at June 30, 2008 and $4,077,213 at December 31, 2007	302,966,691	210,257,162
Premises and equipment, net	5,218,899	461,760
Goodwill	57,291,432	29,459,783
Other intangible assets, net	2,844,610	2,368,172
Federal Home Loan Bank stock, at cost	1,078,400	916,300
Other real estate owned	1,536,905	-
Accrued interest and other assets	11,178,849	4,198,740
Total assets	$458,921,942	$270,079,842

Deposits
Noninterest bearing demand	$111,385,625	$73,358,729
NOW, savings and money market accounts	84,800,613	49,514,411
Time deposits under $100,000	79,112,536	45,460,646
Time deposits over $100,000	67,441,060	25,715,811
Total deposits	342,739,834	194,049,597

Federal Home Loan Bank advances	12,600,000	18,000,000
Notes payable	8,000,000	-
Junior subordinated debentures	15,464,000	-
Accrued interest and other liabilities	4,526,440	3,044,416
Total liabilities	383,330,274	215,094,013

Commitments and Contingencies (Note 3)

Shareholders’ equity:
Preferred Stock - non-cumulative, perpetual, no par value; authorized 20,000,000 shares; 868,299 and 806,666 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	21,307,475	19,766,650
Common Stock - no par value; authorized 20,000,000 shares; 3,330,738 and 2,011,343 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	57,917,066	35,749,587
Accumulated deficit	(3,337,564)	(540,408)
Accumulated other comprehensive (loss) income, net of taxes	(295,309)	10,000
Total shareholders’ equity	75,591,668	54,985,829
Total liabilities and shareholders' equity	$458,921,942	$270,079,842

See notes to unaudited consolidated financial statements

BELVEDERE SoCAL AND SUBSIDIARIES
AND ITS PREDECESSOR BUSINESS PROFESSIONAL BUSINESS BANK
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-month period ended June 30,		Six-month period ended June 30,
	Belvedere SoCal and Subsidiaries	Professional Business Bank	Belvedere SoCal and Subsidiaries	Professional Business Bank
	2008	2007	2008	2007

Interest income:
Interest and fees on loans	$5,431,718	$3,583,107	$10,816,269	$6,772,985
Interest on investment securities	370,949	91,970	685,662	339,300
Other interest income	133,542	250,287	273,647	440,221
Total interest income	5,936,209	3,925,364	11,775,578	7,552,506

Interest expense:
Deposits	1,662,062	1,226,122	3,043,746	2,333,663
Junior subordinated debentures	442,442	0	644,334	0
Other borrowings	175,324	29,467	441,149	75,675
Total interest expense	2,279,828	1,255,589	4,129,229	2,409,338

Net interest income before provision for loan losses	3,656,381	2,669,775	7,646,349	5,143,168

Provision for loan losses	1,103,235	380,000	2,060,530	537,000
Net interest income after provision for loan losses	2,553,146	2,289,775	5,585,819	4,606,168

Non-interest income
Service charges and fees	277,141	59,394	546,817	191,374
Other income	86,082	43,704	143,281	45,073
Total non-interest income	363,223	103,098	690,098	236,447

Non-interest expense
Salaries and employee benefits	2,152,490	1,547,897	4,621,273	2,850,982
Occupancy and equipment	389,972	172,582	715,075	319,956
Professional fees	515,543	242,054	1,101,640	625,981
Data processing	389,971	162,125	657,630	296,980
Marketing and business promotion	64,432	31,966	113,295	64,344
Office and administrative expenses	251,033	222,900	492,960	385,343
Other expenses	402,618	216,029	829,010	331,670
Total non-interest expense	4,166,059	2,595,553	8,530,883	4,875,256

Loss before income taxes	(1,249,690)	(202,680)	(2,254,966)	(32,641)

Provision for income tax (benefit) expense	(554,758)	(20,577)	(998,635)	120,737

Net loss	$(694,932)	$(182,103)	$(1,256,331)	$(153,378)

Net loss per share - basic and diluted	$(0.44)	$(0.09)	$(0.90)	$(0.08)

Weighted average shares:
Basic and diluted	3,330,263	1,970,070	3,104,569	1,992,131

See notes to unaudited consolidated financial statements

BELVEDERE SoCAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 17, 2007 (INCEPTION) TO JUNE 30, 2008

	Preferred Stock		Common Stock				Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Comprehensive Loss	Accumulated Deficit	Comprehensive (Loss) Income

Common stock issued			1,125,539	$11,500,000

Series A non-cumulative perpetual preferred stock
issued, net of issuance cots	800,000	$19,600,000

Common stock issued for acquisition of Professional Business Bank, net of issuance costs			885,804	24,249,587

Comprehensive loss:
Net loss					$(373,758)	$(373,758)
Unrealized gain on available-for-sale securities, net of tax					10,000		$10,000
Total comprehensive loss					$(363,758)

Series A preferred stock dividend declared	6,666	166,650				(166,650)

Balance December 31, 2007	806,666	19,766,650	2,011,343	35,749,587		(540,408)	10,000

Warrants exercised			5,963	60

Stock-based compensation				167,470

Common stock issued			1,313,432	22,000,000

Cash payments for fractional shares				(51)

Comprehensive loss:
Net loss					(1,256,331)	(1,256,331)

Change in unrealized gain (loss) on available-for-sale securities, net of tax					(305,309)		(305,309)
Total comprehensive loss					$(1,925,398)

Series A preferred stock dividends declared	61,633	1,540,825				(1,540,825)

Balance June 30, 2008	868,299	$21,307,475	3,330,738	$57,917,066		$(3,337,564)	$(295,309)

See notes to unaudited consolidated financial statements

BELVEDERE SoCAL AND SUBSIDIARIES
AND ITS PREDECESSOR BUSINESS PROFESSIONAL BUSINESS BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX-MONTH PERIODS ENDED JUNE 30, 2008 AND 2007

	Belvedere SoCal and Subsidiaries	Professional Business Bank
	2008	2007
Operating activities:
Net loss	$(1,256,331)	$(153,378)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	356,972	68,348
Provision for loan losses	2,060,530	537,000
Stock-based compensation	167,470	129,693
Net decrease (increase) in accrued interest and other assets	2,073,421	(422,121)
Net (decrease) increase in accrued interest and other liabilities	(7,502,560)	1,674
Net cash (used in) provided by operating activities	(4,885,099)	161,216

Investing activities:
Proceeds from maturities and principal paydowns of available-for-sale investment securities	18,368,178	1,543,570
Proceeds from issuance of junior subordinated debentures	464,000	-
Net decrease in interest-bearing deposits in other financial institutions	2,094,000	4,799,000
Increase in loans, net	(16,858,787)	(36,100,305)
Purchases of premises and equipment	(45,454)	(157,524)
Purchase of FHLB stock	(162,100)	(76,300)
Cash received in connection with the acquisition of Spectrum Bank, net of cash paid	127,811	-
Net cash provided by (used in) investing activities	3,523,648	(29,991,559)

Financing activities:
Net increase in deposits	6,679,724	22,583,602
Net (decrease) increase in Federal Home Loan Bank advances	(5,400,000)	4,000,000
Proceeds from note payable	8,000,000	-
Investment in Belvedere Statutory Trust I	(464,000)	-
Proceeds from exercise of stock options	-	12,321
Proceeds from sale of stock	22,000,000	-
Cash payments for fractional shares	(51)	-
Proceeds from exercise of warrants	60	-
Net cash provided by financing activities	31,279,733	26,595,923

Increase (decrease) in cash and cash equivalents	30,702,882	(3,234,420)

Cash and cash equivalents, beginning of period	13,531,632	9,683,852

Cash and cash equivalents, end of period	$44,234,514	$6,449,432

Noncash financing activities
Loans transferred to other real estate owned	$1,536,905	$-
Preferred stock dividends declared	$1,540,825	$-

Supplemental cash flow information
Interest paid	$4,262,894	$1,153,388
Taxes paid	$2,400	$268,000

See notes to unaudited consolidated financial statements

BELVEDERE SoCAL AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.	Nature of Business and Basis of Presentation

Belvedere SoCal ("SoCal"), a bank holding company incorporated in 2007 in the state of California, was formed by its majority shareholder, Belvedere Capital Fund II L.P. (the “Fund”), a Delaware limited partnership formed in 2002.  SoCal was formed specifically to acquire Professional Business Bank (“PBB"), which occurred on November 23, 2007, and to be the platform for acquiring other banks in southern California.  SoCal closed the acquisition of Spectrum Bank (“Spectrum”) on January 31, 2008, further expanding its market presence.  Collectively, PBB and Spectrum are referred to as the “Subsidiary Banks.”  SoCal issued an additional 1,313,432 shares of common stock to the Fund for proceeds of $22 million to fund the Spectrum acquisition. After sale of the shares, the Fund now owns approximately 73% of SoCal's common stock on a fully diluted basis.

Prior to November 23, 2007 SoCal had no significant operations. The consolidated balance sheet at June 30, 2008 and the results of operations for the three-month and six-month periods ended June 30, 2008 include the operations of Spectrum subsequent to January 31, 2008. The results of operations for the three-month and six-month periods ended June 30, 2007 are for Professional Business Bank only. Securities and Exchange Commission rules require the presentation of certain prior period comparative financial statements of the acquired business when the acquiring company succeeds to substantially all of the business and the registrant’s own operations prior to the acquisition appear insignificant relative to the business acquired.

The June 30, 2008 unaudited consolidated financial statements include the accounts of SoCal and the Subsidiary Banks.  SoCal has one other wholly-owned subsidiary, Belvedere SoCal Statutory Trust I (the “Trust”), which was formed in 2008, to issue trust preferred securities. FIN 46R does not allow the consolidation of the Trust into SoCal's consolidated financial statements. As a result, the accompanying consolidated balance sheets include the investment in the Trust of $464 thousand in other assets.

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods.   The results of operations for the six-month period ended June 30, 2008 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2008.  The year-end balance sheet data at December 31, 2007 was derived from the audited financial statements.

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

Effective January 1, 2008, SoCal adopted SFAS No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

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

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including loan commitments of approximately $66.4 million at June 30, 2008 and $62.5 million at December 31, 2007. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans. However, all such commitments will not necessarily culminate in actual extensions of credit by SoCal as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. Standby letters of credit totaled $1.4 million and $769 thousand at June 30, 2008 and December 31, 2007, respectively.  SoCal has a reserve for undisbursed commitments of $130 thousand and $141 thousand at June 30, 2008 and December 31, 2007, respectively.

In connection with the acquisition of Spectrum Bank, SoCal assumed the following :  leases for two  branches, which expire in 2008 and 2011, and an administrative office, which expires in 2010.  These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses.

Total rent expense for the three- and six-month periods ended June 30, 2008 was approximately $42 thousand and $106 thousand, respectively.

The approximate future minimum annual payments for these leases are as follows:

Year Ending
December 31,

2008	$225,810
2009	58,380
2010	53,940
2011	34,960

Total	$373,090

4.	Comprehensive Income

Comprehensive income (loss) is reported in addition to net income (loss) for all periods presented. Comprehensive income (loss) is comprised of net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized losses on available-for-sale investment securities of ($305) thousand and ($149) thousand for the six-month periods ended June 30, 2008 and 2007 and ($314) thousand and ($66) thousand for the three-month periods ended June 30, 2008 and 2007. Comprehensive income (loss) was ($1.9) million and $1.1 million for the six-month periods ended June 30, 2008 and 2007 and ($1.0) million and $248 thousand for the three-month periods ended June 30, 2008 and 2007.

5.	Stock-Based Compensation

SoCal has adopted SFAS No. 123(R), Shared-Based Payment.  This Statement requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards.  This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.  Stock-based compensation expense totaled $76 thousand and $65 thousand for the quarters ended June 30, 2008 and 2007, respectively.  A tax benefit of $31 thousand and $8 thousand was recognized in connection with the stock-based compensation for the quarters ended June 30, 2008 and 2007, respectively.  Stock-based compensation expense totaled $167 thousand and $130 thousand for the six-month periods ended June 30, 2008 and 2007, respectively.   A tax benefit of $69 thousand and $17 thousand was recognized  in connection with the stock-based compensation expense for the six-month periods ended June 30, 2008 and 2007, respectively.    The expense for 2007 was recognized under the Professional Business Bank 2001 Incentive and Nonqualified Stock Option Plan.

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

Two types of options were granted in the first quarter of 2008: one grant of 175,402 options with performance conditions that vest based on certain qualifying events, or cliff vest at the 7th anniversary of the grant date if no qualifying event occurs, and the second grant of 175,409 options with a time-based condition that cliff vest at the 5th anniversary of the grant date.  There were no stock options granted in the second quarter of 2008 or the first six months of 2007.

The following assumptions were utilized in the calculation of the fair value of options granted during the six-month period ended June 30, 2008:

Risk-free interest rate	3.21%
Expected life	6 years
Expected volatility	28%
Expected dividend yield	N/A
Weighted average grant date fair value	$5.10

A summary of stock option activity and related information for the six-month period ended June 30, 2008 follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2007	135,041	$15.21
Options granted	350,811	$15.00
Options forfeited	(19,955)	$15.00
Options exercised	-
Outstanding at June 30, 2008	465,897	$15.06	8.5 years	$-
Options exercisable, June 30, 2008	135,041	$15.21	5.6 years	$-

Options expected to vest after June 30, 2008	314,901	$15.00	9.7 years	$-

All options granted in 2008 allow for early exercise into shares of restricted common stock of SoCal under identical vesting terms as the original options.  Such options are not shown as exercisable in the above table.

At June 30, 2008, there was $1.5 million in unrecognized compensation costs related to the outstanding options that will be recognized over a weighted average period of 5.4 years.

6.	Earnings Per Share

Basic earnings per share for each of the periods presented was computed by dividing net (loss) earnings adjusted for stock dividends paid or declared on non-cumulative perpetual preferred stock by the weighted average number of shares outstanding during each such period.

Basic and diluted earnings per share for the three-month periods ended June 30, 2008 and 2007 are computed as follows (dollars in thousands):

SoCal Three-month period ended June 30, 2008	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount

Basic loss per share:
Net loss	$(695)
Preferred stock dividend	(785)

Net loss available to common shareholders	$(1,480)	3,330,263	$(0.44)

Professional Business Bank Three-month period ended June 30, 2007	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount

Net loss available to common shareholders	$(182)	1,970,070	$(0.09)

Basic and diluted earnings per share for the six-month periods ended June 30, 2008 and 2007 are computed as follows (dollars in thousands):

SoCal Six-month period ended June 30, 2008	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount

Basic loss per share:
Net loss	$(1,256)
Preferred stock dividend	(1,541)

Net loss available to common shareholders	$(2,797)	3,104,569	$(0.90)

Professional Business Bank Six-month period ended June 30, 2007	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount

Net loss available to common shareholders	$(153)	1,992,131	$(0.08)

7.	Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses as of the dates indicated (dollars in thousands):

	Three-month period ended June 30,		Six-month period ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$6,254	$2,026	$4,077	$1,869
Allowance acquired at acquisition of Spectrum	-	-	1,436	-
Additional provision	1,104	380	2,061	537
Charge-offs	(1,973)	(2)	(2,205)	(2)
Recoveries	-	-	16	-
Total	$5,385	$2,404	$5,385	$2,404

8.	Acquisition of Spectrum Bank

Effective January 31, 2008, SoCal acquired all of the common stock of Spectrum, a California state-chartered bank headquartered in Irvine, California with branch offices in Huntington Beach and Montebello, California.  All the outstanding Spectrum shares were exchanged for $20.2 million in cash and $15 million in trust preferred securities.  The acquisition was accounted for in accordance with SFAS No. 141, Business Combinations.  Accordingly, the net assets were recorded at their estimated fair values, and the operating results were included in the financial statements from the date of acquisition.  Goodwill totaled $27.8 million (none of which is deductible for tax purposes) and a core deposit intangible of $722 thousand was recorded and is being amortized over approximately seven years.  Capitalized direct transaction costs were approximately $1 million including $740,000 paid to the Fund.  The allocation of the purchase price to the assets and liabilities acquired will be finalized no later than fourth quarter 2008, as SoCal obtains more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.  The purchase price has been allocated on a preliminary basis, using information currently available as presented below (dollars in thousands):

Assets acquired:
Cash and due from banks	$4,283
Federal funds sold	17,080
Interest-bearing deposits in other financial institutions	2,608
Investment securities available for sale	41,475
Loans, net	79,452
Premises and equipment	4,947
Goodwill	27,832
Other intangible assets, net	722
Accrued interest and other assets	9,043

Total assets acquired	187,442

Liabilities assumed:
Total deposits	142,011
Accrued interest and other liabilities	9,196

Total liabilities assumed	151,207

Total consideration paid	$36,235

9.	Junior Subordinated Debentures

In January 2008, SoCal issued $15.5 million of junior subordinated debentures to Belvedere SoCal Statutory Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities. The Trust purchased debentures with: (1) the proceeds of the sale of its common trust securities to SoCal for $464 thousand, and (2) certain shares of common stock in Spectrum Bank valued at $15 million that the Trust received from certain shareholders of Spectrum Bank in exchange for the Trust’s trust preferred securities. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2038, are redeemable at SoCal’s option at par, and require monthly distributions/interest payments at a rate of 10%.   SoCal has unconditionally guaranteed certain distributions on, and certain payments on liquidation and redemption of, the trust preferred securities.

Interest expense recognized by SoCal for the three- and six-month periods ended June 30, 2008 related to the subordinated debentures was $442 thousand and $644 thousand, respectively.

10.	Note Payable

In March 2008, SoCal borrowed $8 million through a loan secured by the stock of the Subsidiary Banks.  The loan bears interest at three-month LIBOR plus 3.1% (5.87% at June 30, 2008) with quarterly interest payments through September 2009, followed by principal and interest payments through the maturity date of March 2018.  The promissory note and related loan agreements contain certain customary restrictions including a potential limitation on the ability of the Subsidiary Banks to pay dividends to SoCal for purposes other than to allow SoCal to service the loan.  At June 30, 2008, SoCal was not in compliance with the debt service coverage covenant of the loan agreement.  On July 25, 2008 the lender waived compliance with this covenant.

11.	Other Real Estate Owned

Other Real Estate Owned is real estate acquired through, or in lieu of, loan foreclosures that is expected to be sold and is recorded at its fair value less estimated costs to sell (fair value). The amount, if any, by which the recorded amount of the loan exceeds the fair value less estimated costs to sell are charged to the allowance for loan or lease losses, if necessary. After foreclosure, valuations are periodically performed by management with any subsequent write-downs recorded as a valuation allowance and charged against operating expenses. Operating expenses of such properties, net of related income, are included in other expenses and gains and losses on their disposition are included in other income and other expenses.

            SoCal’s investment in other real estate owned, totaled $1.5 million at June 30, 2008. SoCal had no other real estate owned and no investment in real estate acquired in full or partial settlement of loan obligations at December 31, 2007.

12.	Pro forma financial information

The June 30, 2008 consolidated financial statements include the accounts of Spectrum since February 1, 2008. The following supplemental proforma information discloses selected financial information for the three- and six-month periods ended June 30, 2008 and 2007 as though the Spectrum merger had been completed as of the beginning of the period. The proforma information for the three- and six-month periods ended June 30, 2007 combines Professional Business Bank, as the predecessor business to SoCal, and Spectrum.  The unaudited proforma income for the three- and six-month periods ended June 30, 2008 includes nonrecurring merger expenses incurred by Spectrum for cancellation of all outstanding options of Spectrum per the terms of the merger agreement, severance payments to Spectrum executives under change of control agreements and cash settlements of deferred compensation programs totaling $4.0 million, net of tax. Dollars are in thousands except per share data.

	Three-month period ended June 30,		Six-month period ended June 30,
	2008	2007	2008	2007

Revenue (net interest income plus non-interest income)	$4,020	$4,654	$8,868	$9,284

Net (loss) income	$(1,480)	$100	$(5,065)	$503

Basic (loss) earnings per share	$(0.44)	$0.03	$(0.84)	$0.15

Diluted (loss) earnings per share	$(0.44)	$0.03	$(0.84)	$0.15

13.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SoCal adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have a material impact on the consolidated financial statements or results of operations of SoCal. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

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

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, included certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. SoCal’s current portfolio does not have securities that are valued using Level 3 inputs as of June 30, 2008. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. SoCal’s evaluations are based on market data and SoCal employs combinations of these approaches for its valuation methods depending on the asset class.

Impaired Loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Fair value of loans that are not collateral dependent is calculated based on the present value of future cash flows. For impaired loans that are collateral dependent, either a Level 2 or Level 3 valuation methodology is used. The fair value of loans that are not collateral dependent is measured using a Level 3 methodology.

Other Real Estate Owned

Other real estate owned ("OREO") is measured at fair value less cost to sell which is a Level 2 valuation methodology based on quoted prices for similiar assets or a Level 3 valuation methodology when an income approach is used. SoCal believes that the fair value component in its valuation follows the provisions of SFAS No. 157. Fair value of OREO at June 30, 2008 was determined by independent appraised values less estimated costs to sell.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below (dollars in thousands):

Fair Value Measurements at June 30, 2008 Using
Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
(in 000’s)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available-for-sale investment securities	$31,958	$—	$31,958	$—

Assets measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at June 30, 2008 Using
(in 000's)	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$1,475	$—	$133	$1,342
OREO	$1,537	$—	$1,537	$—

Impaired loans with a carrying amount of $133 thousand were measured based on the fair value of collateral, a Level 2 valuation methodology.  Impaired loans with a carrying amount of $1.3 million were measured based on management’s update to a previously received appraised value, a Level 3 valuation methodology. A valuation allowance of $166 thousand is included in the allowance for loan losses for the impaired loans.

OREO consists of one commercial property and two residential properties valued by independent appraisals, net of estimated selling costs.

14.	Subsequent Event

Effective July 3, 2008, SoCal completed the merger of the Subsidiary Banks.  By combining the two banks, SoCal expects to improve operational efficiency, reduce regulatory compliance costs, and consolidate vendor relationships.  The merger of Spectrum Bank into Professional Business Bank was accounted for as a transfer of assets and liabilities between entities under common control and, accordingly, the assets and liabilities of Spectrum were transferred at their carrying amounts, similar to a pooling of interests.  However, the existing Spectrum branches and certain customer-related activities will continue to be conducted using the Spectrum brand.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

 SoCal acquired Professional Business Bank on November 23, 2007 and Spectrum on January 31, 2008.  Prior to November 23, 2007, SoCal had no significant operations.  Accordingly, the discussion and results of operations and financial condition for the three- and six-month periods ended June 30, 2008 are for SoCal. The results of operations and financial condition for the three- and six-month periods ended June 30, 2007 are for Professional Business Bank only. Securities and Exchange Commission rules require the presentation of certain prior period comparative financial statements of the acquired business when the acquiring company succeeds to substantially all of the business and the registrant’s own operations prior to the acquisition appear insignificant relative to the business acquired.

Effective July 3, 2008, SoCal completed the merger of the Subsidiary Banks.  By combining the two banks, SoCal expects to improve operational efficiency, reduce regulatory compliance costs, and consolidate vendor relationships.  The merger of Spectrum Bank into Professional Business Bank was accounted for as a transfer of assets and liabilities between entities under common control and, accordingly, the assets and liabilities of Spectrum were transferred at their carrying amounts, similar to a pooling of interests.  However, the existing Spectrum branches and certain customer-related activities will continue to be conducted using the Spectrum brand.

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

Allowance for Loan Losses.  The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The provision for loan losses is determined based on management’s assessment of several factors: reviews and evaluation of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences, the level of classified and nonperforming loans and the results of regulatory examinations.  Refer to “Provision for Loan Losses” on page 9 for a full discussion of Socal’s methodology of assessing the adequacy of the allowance for loan losses.

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

Goodwill and Other Intangibles.  Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. The historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on a straight-line basis over the period benefited. Goodwill is not amortized for book purposes, although it will be reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142, Goodwill and Other Intangible Assets) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  Management will begin the annual process of impairment testing by engaging a third party to prepare an independent valuation of SoCal during the third quarter of 2008.

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

Fair Value. Effective January 1, 2008, SoCal adopted SFAS No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value. Observable pricing scenarios are impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

Overview

The following discussion reviews and analyzes the operating results of SoCal for the for the three- and six-month periods ended June 30, 2008 and Professional Business Bank for the three- and six-month periods ended June 30, 2007 and the financial condition of SoCal at June 30, 2008 and December 31, 2007.  It should be read in conjunction with the financial statements and the other financial data presented elsewhere in this quarterly report.

SoCal recorded a net loss of $1.3 million, ($0.90) basic and diluted loss per share, for the six-month period ended June 30, 2008 as compared to Professional Business Bank’s $153 thousand loss, ($0.08) basic and diluted loss per share, for the six-month period ended June 30, 2007. The increased loss was primarily due to a $3.7 million increase in non-interest expenses and a $1.5 million increase in provision for loan losses, offset by a $2.5 million increase in net interest income, a $454 thousand increase in non-interest income and a $1.1 million decrease in income tax expense.

SoCal recorded a net loss of $695 thousand, ($0.44) basic and diluted loss per share, for the three-month period ended June 30, 2008 as compared to Professional Business Bank’s $182 thousand, ($0.09) basic and diluted loss per share, for the three-month period ended June 30, 2007.  The increased loss was primarily due to a $1.6 million increase in non-interest expenses and a $723 thousand increase to the provision for loan losses, offset by a $1 million increase in net interest income and an increase in income tax benefit of $534 thousand.

Total assets increased from $270.1 million at December 31, 2007 to $458.9 million at June 30, 2008, an increase of $188.9 million, or 69.9%, of which $177.7 million, or 94.0% of the increase, related to the acquisition of Spectrum. Net loans grew from $210.3 million at December 31, 2007 to $303.0 million at June 30, 2008, an increase of $92.7 million, or 44.1%, of which $78.5 million, or 84.6% of the increase, related to the acquisition of Spectrum. Deposits grew from $194.0 million at December 31, 2007 to $342.7 million at June 30, 2008, an increase of $148.7 million, or 76.6%, of which $135.6 million, or 91.2% of the increase, related to the acquisition of Spectrum.

Set forth below are certain key financial performance ratios for the periods indicated:

	For the six-month period ended June 30,
	2008	2007

Return on Average Assets (1)	(0.59%)	(0.16%)
Return on Average Equity (1)	(3.38%)	(1.53%)

(1) Annualized

Net Interest Income

Interest income was $5.9 million and $11.8 million for the three- and six-month periods ended June 30, 2008 as compared to $3.9 million and $7.6 million for the three- and six-month periods ended June 30, 2007.  Interest expense was $2.3 million and $4.1 million for the three- and six-month periods ended June 30, 2008 as compared to $1.3 million and $2.4 million for the three- and six-month periods ended June 30, 2007.  Net interest income was $3.7 million and $7.6 million for the three- and six-month periods ended June 30, 2008 as compared to $2.7 million and $5.1 million for the three- and six-month periods ended June 30, 2007.  The increase in interest income was primarily due to the $182.9 million and $167.0 million increase in average interest-earning assets for the three- and six-month periods ended June 30, 2008 as compared to the same periods in 2007.  The increase in interest expense was due to a $149.5 million and $137.1 million increase in average interest-bearing liabilities.  The decrease in net interest margin from 5.68% for the six-month period ended June 30, 2007 to 4.40% for the six-month period ended June 30, 2008 is primarily due to declines in market interest rates and Spectrum’s lower net interest margin as compared to that of Professional Business Bank.

 The increase in average interest-earning assets and average interest-bearing liabilities as compared to the same period in the prior year is primarily the result of the acquisition of Spectrum.  Average loans increased $142.2 million, or 93.6%, to $294.2 million at June 30, 2008 compared to $152.0 million at June 30, 2007, of which $68.8 million, or 48.4%, related to the acquisition of Spectrum.  Average interest-bearing deposits increased $101.9 million, or 91.5%, to $213.2 million at June 30, 2008 compared to $111.4 million at June 30, 2007, of which $82.2 million, or 91.5%, relates to the acquisition of Spectrum.

The weighted average yield on interest-earning assets decreased as a result of a decline in market interest rates. The prime rate decreased seven times, totaling a reduction of 325 basis points, from June 2007 through June 2008.  Variable rate loans, with rates primarily indexed to the prime rate, comprise approximately 79% of the loan portfolio.  The decline in the prime rate impacted the loan portfolio immediately and to a greater extent than its impact on the interest-bearing liabilities generally due to a lag in deposit repricing as compared to loans.

The following table presents the weighted average yield on each specified category of interest-earning assets, the weighted average rate paid on each specified category of interest-bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.  Loan fees, which are not material, are included in interest earned on loans (dollars in thousands).

	Three-month period ended June 30,
	Belvedere SoCal			Professional Business Bank
	2008			2007
			Average			Average
		Interest	Yield or		Interest	Yield or
	Average	Earned	Rate	Average	Earned	Rate
	Balance	or Paid	Paid	Balance	or Paid	Paid
Assets
Interest-Earning Assets:
Investment Securities-taxable	$27,007	$279	4.15%	$14,284	$176	4.94%
Investment Securities-nontaxable	9,049	91	4.04%	-	-	-
Interest-Bearing Deposits in Other
Financial Institutions	1,350	16	4.77%	3,064	40	5.24%
Federal Funds Sold	23,374	118	2.03%	9,671	126	5.23%
Loans	311,628	5,432	7.01%	162,523	3,583	8.84%
Total Interest-Earning Assets	372,408	5,936	6.41%	189,542	3,925	8.31%

Noninterest-Earning Assets:
Cash and Due from Banks	9,508			4,966
Premises and Equipment	5,231			464
Goodwill	57,176			-
Other Intangibles	2,905			-
Accrued Interest and Other Assets	15,208			3,291
Allowance for Loan Losses	(6,447)			(2,202)
Total Assets	$455,989			$196,061

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Money Market, Savings and NOW	$84,311	271	1.29%	$87,001	798	3.68%
Time Deposits under $100,000	81,253	890	4.41%	21,361	291	5.46%
Time Deposits of $100,000 or More	69,985	502	2.88%	10,877	137	5.05%
Short Term borrowings	12,370	63	2.05%	2,621	30	4.59%
Note Payable	8,000	112	5.63%	-	-	-
Subordinated Debentures	15,464	442	11.50%	-	-	-
Total Interest-Bearing Liabilities	271,383	2,280	3.38%	121,860	1,256	4.13%

Noninterest-Bearing Liabilities:
Demand Deposits	103,737			52,996
Other Liabilities	4,670			1,100
Shareholders' Equity	76,199			20,105
Total Liabilities and Shareholders' Equity	$455,989			$196,061
Net Interest Income		$3,656			$2,669

Net Yield on Interest-
Earning Assets (Net Interest Margin)			3.95%			5.65%

Yields are computed on a tax equivalent basis resulting in an adjustment of $ 31 thousand to interest earned on municipal bonds for the three-month period ended June 30, 2008.  There were no municipal bonds held during the three-month period ended June 30, 2007.

	Six-month period ended June 30,
	Belvedere SoCal 2008			Professional Business Bank 2007
			Average			Average
		Interest	Yield or		Interest	Yield or
	Average	Earned	Rate	Average	Earned	Rate
	Balance	or Paid	Paid	Balance	or Paid	Paid
Assets
Interest-Earning Assets:
Investment Securities-taxable	$25,960	$534	4.14%	$14,498	$339	4.72%
Investment Securities-nontaxable	7,507	152	4.07%	-	-	-
Interest-Bearing Deposits in Other Financial Institutions	1,326	32	4.85%	3,974	124	6.29%
Federal Funds Sold	20,680	242	2.35%	12,217	317	5.23%
Loans	294,203	10,815	7.39%	151,978	6,773	8.99%
Total Interest-Earning
Assets	349,676	11,775	6.77%	182,667	7,553	8.34%
Noninterest-Earning Assets:
Cash and Due from Banks	8,485			5,621
Premises and Equipment	4,452			436
Goodwill	52,452			-
Other Intangibles Assets, net	2,847			-
Accrued Interest and
Other Assets	15,130			3,192
Allowance for Loan Losses	(5,915)			(2,094)
Total Assets	$427,127			$189,822

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Money Market, Savings and NOW	$78,796	547	1.40%	$79,605	1,496	3.79%
Time Deposits under $100,000	72,077	1,383	3.86%	21,220	574	5.45%
Time Deposits of $100,000 or More	62,345	1,114	3.59%	10,542	263	5.03%
Short-Term Borrowings	21,024	304	2.91%	3,278	76	4.68%
Note Payable	4,667	137	5.90%	-	-	-
Subordinated Debentures	12,835	644	10.09%	-	-	-
Total Interest-Bearing Liabilities	251,744	4,129	3.18%	114,645	2,409	4.24%

Noninterest-Bearing Liabilities:
Demand Deposits	96,068			54,028
Other Liabilities	4,665			1,008
Shareholders' Equity	74,650			20,141
Total Liabilities and Shareholders' Equity	$427,127			$189,822
Net Interest Income		$7,646			$5,144

Net Yield on Interest-
Earning Assets (Net Interest Margin)			4.40%			5.68%

Yields are computed on a tax equivalent basis resulting in an adjustment of $52 thousand to interest earned on municipal bonds for the six-month period ended June 30, 2008. There were no municipal bonds held during the six-month period ended June 30, 2007.

Rate and Volume Analysis

The following tables show the increase or decrease in interest income, interest expense and net interest income resulting from the changes in rates and volumes for the periods indicated (dollars in thousands):

	Three-Month Period Ended June 30, 2008
	versus
	Three-Month Period Ended June 30, 2007
	Increase (Decrease) Due
	To Change in
	Volume	Rate	Total
Interest-Earning Assets:
Investment Securities-Taxable	$156	$(53)	$103
Investment Securities-Nontaxable	91	-	91
Interest-Bearing Deposits in Other Financial Institutions	(22)	(2)	(24)
Federal Funds Sold	186	(194)	(8)
Loans	3,261	(1,412)	1,849
Total Interest Income	3,672	(1,661)	2,011

Interest-Bearing Liabilities:
Money Market, Savings and NOW	(25)	(502)	(527)
Time Deposits under $100,000	813	(214)	599
Time Deposits of $100,000 or More	742	(377)	365
Short Term Borrowings	111	(78)	33
Subordinated Debentures	112	-	112
Note Payable	442	-	442
Total Interest Expense	2,195	(1,171)	1,024
Net Interest Income	$1,477	$(490)	$987

	Six-Month Period Ended June 30, 2008
	versus
	Six-Month Period Ended June 30, 2007
	Increase (Decrease) Due
	To Change in
	Volume	Rate	Total
Interest-Earning Assets:
Investment Securities-Taxable	$270	$(75)	$195
Investment Securities-Nontaxable	152	-	152
Interest-Bearing Deposits in Other Financial Institutions	(83)	(9)	(92)
Federal Funds Sold	218	(293)	(75)
Loans	6,386	(2,344)	4,042
Total Interest Income	6,943	(2,721)	4,222

Interest-Bearing Liabilities:
Money Market, Savings and NOW	(15)	(934)	(949)
Time Deposits under $100,000	1,382	(573)	809
Time Deposits of $100,000 or More	1,147	(296)	851
Short Term Borrowings	395	(167)	228
Subordinated Debentures	644	-	644
Note Payable	137	-	137
Total Interest Expense	3,690	(1,970)	1,720
Net Interest Income	$3,253	$(751)	$2,502

 Provision for Loan Losses

SoCal made provisions for loan losses of $1.1 million and $2.1 million for the three- and six-month periods ending June 30, 2008 and Professional Business Bank made provisions of $380 thousand and $537 thousand for the three- and six-month periods ended June 30, 2007, respectively.  The increase year over year reflects SoCal’s assessment of the overall adequacy of the allowance for loan losses considering the $1.8 million charge-off of one real estate construction loan along with an increase in nonperforming loans.

During the second quarter, additional provision was recorded to replenish the allowance for loan losses after a $1.8 million charge-off on one real estate construction participation loan.  The loan was classified as impaired at March 31, 2008 with a $510 thousand specific reserve pending an updated appraisal from the lead bank.  The appraisal received during the second quarter indicated additional reserves were required.  Management recorded a charge-off of the $1.8 million impairment based on the appraised value, reducing the loan balance to $520 thousand at June 30, 2008.  The loan remains on nonaccrual status.

Management believes that the allowance for loan losses is adequate. Quarterly detailed reviews are performed by management to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense. These systematic reviews follow the methodology set forth by the FDIC in its 2006 policy statement on the allowance for loan losses.

Management has adopted a methodology designed by a third-party to prepare the quarterly provision for loan loss calculations.  The methodology estimates the expected loss rates based on a two-factor approach.  The first factor is based on the actual payment default rate in the loan portfolio.  For loan types that have not generated an actual payment default rate, a rate is applied based on industry experience for such loans by type and geographic location.  The second factor is based on the rate of loss as determined by dividing the expected net charge-off of defaulted loans, with defaulted loans being defined as loans that have 30 days or greater payment delinquency plus nonaccrual and gross loans charged-off, by total loans in each group.   This rate reflects industry experience as determined by state and loan type.  Taken together, the two factors produce the expected loss rate.

The calculation is applied to both outstanding loan balances and expected contingent funding of commitments to fund as of the measurement date.   Expected losses on loans identified as specifically impaired will be excluded from the above measurements, as the provision for such loans is based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or based on the fair value of collateral for collateral-dependent loans and is included as a separate component in calculating the required provision for loan losses.

SoCal has also elected to take external, subjective (so-called qualitative) factors into consideration when assessing the adequacy of the allowance for loan losses. These qualitative factors take into account and weight by risk, among other things, the growth and nature of the loan portfolio, concentration of credits, lending policies, economic trends, competition and legal and regulatory requirements. The total qualitative reserve requirement is determined by applying the risk weights of the qualitative factors to the total amount of loans outstanding and is included as the third component in the calculation.

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

Non-Interest Income

Non-interest income consists primarily of service charges on deposit accounts. Non-interest income for SoCal was $363 thousand and $690 thousand for the three- and six-month periods ended June 30, 2008.  Non-interest income for Professional Business Bank was $103 thousand and $236 thousand for the three- and six-month periods ended June 30, 2007. Virtually all of the increase is attributable to the acquisition of Spectrum’s deposit base.

Non-Interest Expense

	Three-month period ended ended June 30,			Six-month period ended June 30,
	Belvedere SoCal 2008	Professional Business Bank 2007	Percent Change	Belvedere SoCal 2008	Professional Business Bank 2007	Percent Change

Salaries and employee benefits	$2,152,490	$1,547,897	39.1%	$4,621,273	$2,850,982	62.1%
Occupancy and equipment	389,973	172,582	126.0%	715,075	319,956	123.5%
Professional fees	515,543	242,054	113.0%	1,101,640	625,981	76.0%
Data processing	389,971	162,125	140.5%	657,630	296,980	121.4%
Marketing and business promotion	64,432	31,966	101.6%	113,295	64,344	76.1%
Office and administrative expenses	251,033	222,900	12.6%	492,960	385,343	27.9%
Other expenses	402,617	216,029	86.4%	829,010	331,670	150.0%
Total	$4,166,059	$2,595,553	60.5%	$8,530,883	$4,875,256	75.0%

Salary and employee benefits increased $605 thousand, or 39.1%, for the three-month period ended June 30, 2008 compared to the same period in 2007.  Virtually all of the increase related to the addition of 33 full-time and two part-time Spectrum employees.  The $1.8 million, or 62.1%, increase for the six-month period ended June 30, 2008 compared to the same period in 2007 was primarily related to the addition of Spectrum employees, comprising $1.1 million of the increase in costs. The remainder of the increase was the result of increased stock-based compensation costs, salary adjustments and other employee benefits.

Occupancy and equipment expenses increased $217 thousand, or 126.0%, and $395 thousand, or 123.5%, for the three- and six-month periods ended June 30, 2008. The increase was primarily due to the acquisition of Spectrum, which added three branch offices to the existing branches of Professional Business Bank.

Professional fees increased $273 thousand, or 113.0%, and $476 thousand, or 76.0%, for the three- and six-month periods ended June 30, 2008 due to professional fees incurred by Spectrum and legal, accounting and audit fees incurred by the holding company.

Data processing expenses increased $228 thousand, or 140.5%, and $361 thousand, or 121.4%, for the three- and six-month periods ended June 30, 2008 due to system conversion costs and the increased transaction volume subsequent to the acquisition of Spectrum.

Marketing and business promotion expenses increased $32 thousand, or 101.6%, and $49 thousand, or 76.1%, for the three- and six-month periods ended June 30, 2008 due to costs incurred by the holding company related to the processing and publication of public filings and marketing expenses of $24 thousand and $37 thousand for the three- and six-month periods ended June 30, 2008 incurred by Spectrum.

Office and administrative expenses increased $28 thousand, or 12.6%, for the three-month period ended June 30, 2008.  The increase of $108 thousand, or 27.9%, for the six-month period ended June 30, 2008 was primarily due to $112 thousand in administrative costs incurred by Spectrum.

Other expenses increased $187 thousand, or 86.4%, and $497 thousand, or 150.0%, for the three- and six-month periods ended June 30, 2008 due to amortization of  core deposit intangibles and expenses incurred by the holding company and Spectrum.

Income Tax (Benefit) Expense

The income tax benefit for the three- and six-month periods ended June 30, 2008, respectively, totaled $555 thousand, an effective rate of 44.3%, and $999 thousand, an effective tax rate of 44.4%.  The income tax benefit for the three-month period ended June 30, 2007 totaled $21 thousand, an effective rate of 10.1%.  The income tax provision for the six-month period ended June 30, 2007 totaled $121 thousand, an effective rate of 369.9%.  The fluctuating effective rates (compared to a statutory rate of 41.2%) for the three- and six-month periods ended June 30, 2007 were due to nondeductible merger-related costs and stock compensation costs incurred by Professional Business Bank during these periods offset by interest income exclusions for certain loans in designated enterprise zones of California.   No valuation allowance for deferred taxes is considered necessary based on the earnings history of the Subsidiary Banks.

The income tax rates used in determining the income tax provision or benefit were 34.000% for federal income tax purposes and 7.115% for state income taxes, net of federal income tax benefit.  Generally, the current tax expense is the result of applying the current tax rate to taxable income.  The deferred portion is intended to account for the fact that (losses) income on which taxes are recognized differs from financial statement pre-tax (loss) income because some items of income and expense are recognized in different years for income tax purposes than in the financial statements.  These recognition anomalies cause “temporary differences”; eventually, all taxes are paid.

Regulatory Capital

At June 30, 2008, Tier 1 capital of Professional Business Bank and Spectrum Bank, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $24.1 million and $11.8 million, respectively.

Under regulatory capital adequacy guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets and certain off-balance-sheet items, such as unused loan commitments and standby letters of credit. The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common shareholders’ equity and non-cumulative perpetual preferred stock, less goodwill and certain deductions. Tier 2 capital consists of other elements, primarily some types of non-perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations. Under current regulatory guidelines, the $15 million in trust preferred securities outstanding currently qualify as Tier 1 capital up to 25% of core capital. The guidelines also evaluate the leverage ratio, which is Tier 1 capital divided by average tangible assets.  Beginning with the quarter ended March 31, 2009, amendments to the risk-based capital guidelines will become effective and the amount of trust preferred securities that may be included in Tier 1 capital may not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability.

The following table sets forth the regulatory standards for well-capitalized and adequately capitalized institutions and the capital ratios for SoCal, Professional Business Bank and Spectrum Bank as of the dates indicated (dollars in thousands):

June 30, 2008:	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
SoCal	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets)	35,389	9.99%	28,327	>=+ 8%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	30,956	8.74%	14,164	>=+ 4%	N/A	N/A
Tier 1 Capital (to average assets)	30,956	7.86%	15,748	>=+ 4%	N/A	N/A

Professional Business Bank
Total Capital (to risk-weighted assets)	27,224	10.83%	20,200	>=+ 8%	25,250	>=+ 10%
Tier 1 Capital (to risk-weighted assets)	24,068	9.57%	10,100	>=+ 4%	15,150	>=+ 6%
Tier 1 Capital (to average assets)	24,068	9.76%	9,866	>=+ 4%	12,332	>=+ 5%

Spectrum Bank
Total Capital (to risk-weighted assets)	13,109	12.77%	8,210	>=+ 8%	10,262	>=+ 10%
Tier 1 Capital (to risk-weighted assets)	11,832	11.53%	4,105	>=+ 4%	6,157	>=+ 6%
Tier 1 Capital (to average assets)	11,832	8.05%	5,882	>=+ 4%	7,352	>=+ 5%

Deposits

Deposits grew from $194.0 million at December 31, 2007 to $342.7 million at June 30, 2008, an increase of $148.7 million, or 76.6%, of which $135.6 million, or 91.2% of the increase, related to the acquisition of Spectrum.

Total demand deposits represented 32.5% of total deposits at June 30, 2008 compared to 37.8% at December 31, 2007.  Total interest-bearing checking, money market and savings accounts as a group totaled 24.7% of total deposits at June 30, 2008 compared to 25.5% at December 31, 2007.  Total certificates of deposit represented 42.8% to total deposits at June 30, 2008 compared to 36.7% at December 31, 2007.
At June 30, 2008 and December 31, 2007, the deposit portfolio consisted of $36.2 million and $20.0 million in brokered deposits, respectively, which are defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates.

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or greater at June 30, 2008 (dollars in thousands):

Three Months or less	$26,739
Over Three Months to One Year	29,353
Over One Year to Three Years	6,149
Over Three Years	5,200
Total	$67,441

Liquidity and Borrowings

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, the acquisition of additional deposit liabilities and liquidation of assets.

Liquidity may be enhanced, if necessary, through short-term borrowings. As of June 30, 2008, SoCal had short-term borrowing facilities available totaling approximately $92.5 million. This consisted of $22.5 million in unsecured federal funds lines of credit with correspondent banks and approximately $70 million in a secured line of credit with the Federal Home Loan Bank.

SoCal has from time to time borrowed funds on a short-term basis from the Federal Home Loan Bank and other financial institutions.  Outstanding borrowings totaled $12.6 million and $18.0 million at June 30, 2008 and December 31, 2007, respectively.  The interest rate was 2.08% and 3.80% on these outstanding borrowings at June 30, 2008 and December 31, 2007, respectively.  The average amounts outstanding totaled $17.5 million and $7.8 million and the weighted average interest rates were 3.09% and 4.90% for the six-month period ended June 30, 2008 and the year ended December 31, 2007, respectively.  The maximum outstanding at any month-end during the six-month period ended June 30, 2008 and the year ended December 31, 2007 was $39.0 million and $18.0 million, respectively.

In March 2008, SoCal borrowed $8.0 million through a loan secured by the stock of the Subsidiary Banks.  The loan bears interest at three-month LIBOR plus 3.1% (5.87% at June 30, 2008) with quarterly interest payments through September 2009, followed by principal and interest payments through the maturity date of March 2018.  The promissory note and related loan agreements contain certain customary restrictions, including a potential limitation on the ability of the Subsidiary Banks to pay dividends to SoCal for purposes other than to allow SoCal to service the loan.  At June 30, 2008, SoCal was not in compliance with the debt service coverage covenant of the loan agreement.  On July 25, 2008 the lender waived compliance with this covenant.

In January 2008, SoCal issued $15.5 in junior subordinated debentures to Belvedere SoCal Statutory Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities. The Trust purchased debentures with: (1) the proceeds of the sale of its common trust securities to SoCal for $464 thousand, and (2) certain shares of common stock in Spectrum Bank valued at $15 million that the Trust received from certain shareholders of Spectrum Bank in exchange for the Trust’s trust preferred securities. The junior subordinated debentures and trust preferred securities have generally identical terms, including that they mature in January 2038 and require monthly interest payments at 10%. The trust preferred securities and corresponding junior subordinated deferrable interest debentures contain provisions limiting our ability to declare and pay dividends on SoCal’s common stock in certain events.

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

The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollars in thousands):

	June 30, 2008		December 31, 2007
	Amount	Percent of	Amount	Percent of
	Outstanding	Total	Outstanding	Total
Loans
Commercial	$81,831	26.5%	$56,791	26.5%
Real Estate - Construction	40,024	13.0%	37,566	17.5%
Real Estate - Other	179,116	58.0%	113,123	52.7%
Consumer	7,743	2.5%	7,127	3.3%
Total Loans	308,714	100.0%	214,607	100.0%
Net Deferred Loan Fees	(362)		(273)
Allowance for Loan Losses	(5,385)		(4,077)
Net Loans	$302,967		$210,257

Commitments
Letters of Credit	$1,398		$769
Undisbursed Loans and
Commitments to Grant Loans	66,449		62,459
Total Commitments	$67,847		$63,228

Nonperforming Assets

Nonaccrual loans are those loans for which SoCal has discontinued accrual of interest because reasonable doubt exists as to the full and timely collection of either principal or interest.  Loans past due 90 days will generally continue to accrue interest when the loan is both well secured and in the process of collection.  Other real estate owned consists of real properties that secured loans on which we have taken title in partial or complete satisfaction of the loan.

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

The following table sets forth information about non-performing assets at the dates indicated (dollars in thousands):

	June 30, 2008	December 31, 2007
Loans 90 Days Past Due and Still
Accruing Interest	$548	$-
Nonaccrual Loans	1,475	920

Total Nonperforming Loans	2,023	920

Other Real Estate Owned	1,537	-

Total Nonperforming Assets	$3,560	$920

Nonperforming Loans as a
Percentage of Total Loans	0.66%	0.43%
Allowance for Loan Losses as a Percentage
of Nonperforming Loans	151.26%	443.15%
Nonperforming Assets as a
Percentage of Total Assets	0.78%	0.34%

The increase in nonperforming assets resulted primarily from placing two SBA loans, one real estate construction loan and one commercial loan on nonaccrual, as well as taking two properties in settlement of SBA loan obligations.  The current economic slowdown has negatively affected the ability of borrowers to meet their payment obligations under the terms of the loans.  Management continues to actively evaluate the entire loan portfolio as part of their internal credit review process.

Provision and Changes in Allowance for Loan Losses

The following table summarizes the allocation of the allowance for loan losses by loan type as of the indicated date and the percent of loans in each category to total loans (dollars in thousands):

	June 30, 2008		December 31, 2007
	Amount	Loan Percent	Amount	Loan Percent
Commercial	$2,325	26.5%	$1,286	26.5%
Real Estate - Construction	1,637	13.0%	1,163	17.5%
Real Estate - Other	1,213	58.0%	1,468	52.7%
Consumer	210	2.5%	152	3.3%
Unallocated	-	n/a	8	n/a
Total	$5,385	100.0%	$4,077	100.0%

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated (dollars in thousands):

	Three-month period ended June 30,		Six-month period ended June 30,
	Belvedere SoCal	Professional Business Bank	Belvedere SoCal	Professional Business Bank
	2008	2007	2008	2007
Balance at beginning of period	$6,254	$2,026	$4,077	$1,869
Allowance acquired at acquisition of Spectrum			1,436

Charge-offs:
Commercial	(110)	-	(110)	-
Real Estate - Construction	(1,796)	-	(1,934)	-
Real Estate - Other	-	-	-	-
Consumer	(67)	(2)	(161)	(2)
Total charge-offs	(1,973)	(2)	(2,205)	(2)

Recoveries:
Commercial	-	-	-	-
Real Estate - Construction	-	-	-	-
Real Estate - Other	-	-	-	-
Consumer	-	-	-	-
Total recoveries	-	-	-	-

Additional provision	1,104	380	2,061	537
Balance at end of period	$5,385	$2,404	$5,385	$2,404

At June 30, 2008 and December 31, 2007, the allowance for loan losses was 1.75% and 1.90%, respectively, of total loans.

Investment Portfolio

All investment securities are classified as available-for-sale. The following table summarizes the types, amounts, yields and maturities of investment securities held as of the dates indicated (dollars in thousands):

	June 30, 2008			December 31, 2007
			Weighted			Weighted
	Amortized	Market	Average	Amortized	Market	Average
	Cost	Value	Yield	Cost	Value	Yield
Available-for-Sale Securities

U.S. Government Agencies
Within One Year	$8,524	$8,543	3.86%	$2,004	$2,002	4.24%
One to Five Years	3,205	3,152	5.73%	2,024	2,024	5.42%
Subtotal	11,729	11,695	4.36%	4,028	4,026	4.40%

Government Guaranteed Collateralized Mortgage Obligations
After Five Years to Ten Years	904	895	4.29%	-	-
Subtotal	904	895	4.29%	-	-

States and Political Subdivisions
One to Five Years	337	327	3.57%	-	-
After Five Years to Ten Years	1,089	1,056	3.90%	-	-
Over Ten Years	7,623	7,335	4.17%	-	-
Subtotal	9,049	8,718	4.12%	-	-
Mortgage-Backed Securities
Within One Year	1,680	1,689	3.25%	-	-
One to Five Years	2,434	2,444	4.41%	1,230	1,231	4.16%
After Five Years to Ten Years	4,448	4,337	4.87%	558	559	4.98%
Over Ten Years	2,216	2,180	4.98%	2,953	2,970	4.78%
Subtotal	10,778	10,650	4.53%	4,741	4,760	4.84%

Total	$32,460	$31,958	4.35%	$8,769	$8,786	4.56%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. SoCal's market risk arises primarily from interest rate risk inherent in its lending, investment and deposit taking activities. Management uses various asset/liability strategies to manage the re-pricing characteristics of SoCal's earning assets and funding liabilities to ensure that exposure to interest rate fluctuations is within its guidelines of acceptable risk-taking. Hedging strategies, including the terms and pricing of loans, investments, deposits and borrowings, are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

Interest rate risk is addressed by the Asset Liability Management Committee (“ALCO”) which is comprised of executive officers of SoCal. The ALCO monitors interest rate risk by analyzing the potential impact on the net value of equity and net interest income from potential changes in interest rates, and considers the impact of alternative strategies or changes in balance sheet structure. The ALCO manages SoCal's balance sheet in part to maintain, within acceptable ranges, the potential impact on net value of equity and net interest income despite fluctuations in market interest rates.

Exposure to interest rate risk is reviewed on at least a quarterly basis by the ALCO and the Board of Directors. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the change in net portfolio value in the event of hypothetical changes in interest rates. If potential changes to the net value of equity and net interest income resulting from hypothetical interest rate changes are not within the limits established by the Board of Directors, management may adjust the asset and liability mix to bring interest rate risk within approved limits.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

SoCal, on January 31, 2008, also completed its sale of  $22 million of its common stock at a price of $16.75 per share to Belvedere Capital Fund II L.P. (the “Fund”) for cash to fund the cash portion of the Spectrum acquisition.  The sale of common stock to the Fund was exempt from registration under the Securities Act of 1933 pursuant to section 4(2) as it did not involve any public offering.  The purchase price per share was calculated as the average closing bid price of SoCal’s common stock on the OTC Bulletin Board over the five trading days preceding the closing of the transaction.  The price was within the range of fair prices as determined by a financial advisor hired by SoCal.  After the sale of the shares, the Fund now owns approximately 73% of SoCal’s common stock on a fully diluted basis.  The stock purchase agreement also provided for a transaction fee of $740,000 payable by SoCal to the Fund in consideration for the services provided by the Fund to SoCal in connection with the Spectrum Bank acquisition.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

SoCal held its Annual Meeting of Shareholders on June 23, 2008.  The following matters were presented and voted on at the meeting:

1.      Election of Directors.  The following, all of which were the incumbent directors of the Company, were elected to serve until the next annual meeting of shareholders.  The directors elected were:

	Votes	Votes
	For	Withheld
William Baribault	2,900,437	28,936
Alison Davis	2,899,351	30,022
Justin Evans	2,900,437	28,936
Alan Lane	2,900,437	28,936
Larry Tashjian	2,900,437	28,936

2.      Election of Independent Accounting Firm.  The election of Perry-Smith, LLP as SoCal’s independent registered public accounting firm for the year ending December 31, 2008 was ratified with 2,900,233 shares voting for, 14,138 shares voting against, 15,002 shares abstaining.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Rule 15d-14(a) Certification by Chief Executive Officer

31.2	Rule 15d-14(a) Certification by Chief Financial Officer

32.1	Section 1350 Certifications

10.1	Baribault Employment Agreement

10.2	Baribault Time-Vest Option Agreement

10.3	Baribault Performance-Vest Option Agreement

10.4	Baribault Modified Time-Vest Option Agreement
______________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELVEDERE SOCAL

By:	/s/ WILLIAM BARIBAULT
William Baribault President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2008

BELVEDERE SOCAL

By:	/s/ MICHAEL McCALL
Michael McCall Chief Financial Officer (Principal Financial Officer)

Dated: August 14, 2008