Form 10-Q
period 2008-09-30
Belvedere SoCal
filed 2008-11-19
CIK 1393534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission File Number: 333-141453

BELVEDERE SOCAL
(Exact name of registrant as specified in its charter)

California	20-8356735
(State of incorporation)	(I.R.S. Employer Identification No.)

One Maritime Plaza, Suite 825 San Francisco, CA	94111
(Address of principal executive offices)	(Zip Code)

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

As of  November 14, 2008 there were 3,331,859 shares of common stock, no par value, outstanding.

BELVEDERE SoCAL

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BELVEDERE SoCAL AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2008	December 31, 2007

Cash and due from banks	$9,871,092	$4,401,632
Federal Funds sold	5,955,000	9,130,000
Total cash and cash equivalents	15,826,092	13,531,632

Interest-bearing deposits in other financial institutions	524,000	100,000
Investment securities available for sale, amortized cost of $9,875,715 at September 30, 2008 and $8,769,293 at December 31, 2007	9,207,715	8,786,293
Investment securities held-to-maturity, fair market value of $21,530,122 at September 30, 2008	21,112,800	-
Loans, net of allowance for loan losses of $5,622,080 at September 30, 2008 and $4,077,213 at December 31, 2007	303,374,209	210,257,162
Premises and equipment, net	5,282,896	461,760
Goodwill	23,990,432	29,459,783
Other intangible assets, net	2,717,842	2,368,172
Federal Home Loan Bank stock, at cost	1,101,500	916,300
Other real estate owned	1,217,905	-
Accrued interest and other assets	10,613,718	4,198,740
Total assets	$394,969,109	$270,079,842

Deposits
Noninterest bearing demand	$97,268,173	$73,358,729
NOW, savings and money market accounts	87,394,799	49,514,411
Time deposits under $100,000	86,742,434	45,460,646
Time deposits over $100,000	49,687,318	25,715,811
Total deposits	321,092,724	194,049,597

Federal Home Loan Bank advances	6,000,000	18,000,000
Note payable, net of fees	7,959,123	-
Junior subordinated debentures, net of issuance costs	15,425,867	-
Accrued interest and other liabilities	2,677,679	3,044,416
Total liabilities	353,155,393	215,094,013

Commitments and Contingencies (Note 3)

Shareholders’ equity:
Preferred Stock - non-cumulative, perpetual, no par value; authorized 20,000,000 shares; 900,860 and 806,666 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	22,121,500	19,766,650
Common Stock - no par value; authorized 20,000,000 shares; 3,331,776 and 2,011,343 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	57,990,030	35,749,587
Accumulated deficit	(37,903,814)	(540,408)
Accumulated other comprehensive (loss) income, net of taxes	(394,000)	10,000
Total shareholders’ equity	41,813,716	54,985,829
Total liabilities and shareholders' equity	$394,969,109	$270,079,842

See notes to unaudited consolidated financial statements

BELVEDERE SoCAL AND SUBSIDIARIES
AND ITS PREDECESSOR BUSINESS PROFESSIONAL BUSINESS BANK
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	Belvedere SoCal and Subsidiaries	Professional Business Bank	Belvedere SoCal and Subsidiaries	Professional Business Bank
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$5,395,535	$4,105,521	$16,211,804	$10,878,506
Interest on investment securities	316,502	161,060	1,002,164	636,232
Other interest income	55,790	42,199	329,437	346,548
Total interest income	5,767,827	4,308,780	17,543,405	11,861,286

Interest expense:
Deposits	1,456,625	1,055,753	4,500,370	3,389,416
Junior subordinated debentures	387,466	-	1,031,800	-
Other borrowings	129,787	194,704	570,937	270,379
Total interest expense	1,973,878	1,250,457	6,103,107	3,659,795

Net interest income before provision for loan losses	3,793,949	3,058,323	11,440,298	8,201,491

Provision for loan losses	255,765	983,000	2,316,295	1,520,000

Net interest income after provision for loan losses	3,538,184	2,075,323	9,124,003	6,681,491

Non-interest income:
Service charges and fees	226,964	100,436	773,781	291,810
Loss on sales of available-for-sale investment securities	(116,431)	-	(116,431)	-
Other income	65,159	(17,076)	208,440	27,997
Total non-interest income	175,692	83,360	865,790	319,807

Non-interest expense:
Salaries and employee benefits	2,161,301	1,316,074	6,782,574	4,167,056
Occupancy and equipment	369,910	176,762	1,084,985	496,718
Professional fees	743,872	298,962	1,845,512	924,943
Data processing	342,686	124,316	1,000,316	421,296
Marketing and business promotion	35,715	38,490	149,010	102,834
Office and administrative expenses	241,645	194,415	734,605	579,758
Goodwill impairment	33,301,000	-	33,301,000	-
Other expenses	623,598	175,128	1,452,607	506,798
Total non-interest expense	37,819,727	2,324,147	46,350,609	7,199,403

Loss before income taxes	(34,105,852)	(165,464)	(36,360,816)	(198,105)

Provision for income tax (benefit) expense	(353,626)	(15,375)	(1,352,260)	105,362

Net loss	$(33,752,226)	$(150,089)	$(35,008,556)	$(303,467)

Net loss per share:
Basic and diluted	$(10.38)	$(0.08)	$(11.75)	$(0.15)

See notes to unaudited consolidated financial statements

BELVEDERE SoCAL AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE PERIOD FROM JANUARY 17, 2007 (INCEPTION) TO SEPTEMBER 30, 2008

	Preferred Stock		Common Stock				Accumulated Other
	Number of Shares	Amount	Number of Shares	Amount	Comprehensive Loss	Accumulated Deficit	Comprehensive (Loss) Income

Common stock issued			1,125,539	$11,500,000

Series A non-cumulative perpetual preferred stock issued, net of issuance costs	800,000	$19,600,000

Common stock issued for acquisition of Professional Business Bank, net of issuance costs			885,804	24,249,587

Comprehensive loss:
Net loss					$(373,758)	$(373,758)
Unrealized gain on available-for-sale securities, net of tax					10,000		$10,000
Total comprehensive loss					$(363,758)

Series A preferred stock dividend declared	6,666	166,650				(166,650)

Balance December 31, 2007	806,666	19,766,650	2,011,343	35,749,587		(540,408)	10,000

Warrants exercised			7,001	70

Stock-based compensation				240,424

Common stock issued			1,313,432	22,000,000

Cash payments for fractional shares				(51)

Comprehensive loss:
Net loss					$(35,008,556)	(35,008,556)

Change in unrealized gain (loss) on available-for-sale securities, net of tax					(404,000)		(404,000)
Total comprehensive loss					$(35,412,556)

Series A preferred stock dividends declared	94,194	2,354,850				(2,354,850)

Balance September 30, 2008	900,860	$22,121,500	3,331,776	$57,990,030		$(37,903,814)	$(394,000)

See notes to unaudited consolidated financial statements

BELVEDERE SoCAL AND SUBSIDIARIES
AND ITS PREDECESSOR BUSINESS PROFESSIONAL BUSINESS BANK
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2008 AND 2007

	Belvedere SoCal and Subsidiaries	Professional Business Bank
	2008	2007
Operating activities:
Net loss	$(35,008,556)	$(303,467)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	373,734	121,044
Net loss on sales of available-for-sale investment securities	116,431	-
Provision for loan losses	2,316,295	1,520,000
Stock-based compensation	240,424	162,014
Loss on sale of other real estate owned	69,716	-
Write down of other real estate owned to market value	57,000	-
Goodwill impairment	33,301,000	-
Net decrease (increase) in accrued interest and other assets	2,900,905	(855,716)
Net (decrease) increase in accrued interest and other liabilities	(9,351,326)	227,573
Net cash (used in) provided by operating activities	(4,984,377)	871,448

Investing activities:
Proceeds from maturities and principal paydowns of available-for-sale investment securities	22,493,982	2,797,848
PrProceeds from sales of available-for-sale investment securities	18,343,387	-
Proceeds from issuance of junior subordinated debentures	464,000	-
Purchases of held-to-maturity investment securities	(21,105,527)	-
Net decrease in interest-bearing deposits in other financial institutions	2,184,000	4,799,000
Increase in loans, net	(18,051,529)	(50,403,304)
Purchases of premises and equipment	(228,904)	(217,935)
Purchase of FHLB stock	(185,200)	(710,800)
Proceeds from sale of other real estate owned	712,184	-
Cash received in connection with the acquisition of Spectrum Bank, net of cash paid	127,811	-
Net cash provided by (used in) investing activities	4,754,204	(43,735,191)

Financing activities:
Net (decrease) increase in deposits	(14,967,386)	38,254,290
Net (decrease) increase in Federal Home Loan Bank advances	(12,000,000)	2,000,000
Proceeds from note payable	7,956,000	-
Investment in Belvedere Statutory Trust I	(464,000)	-
Proceeds from exercise of stock options	-	253,859
Proceeds from sale of stock	22,000,000	-
Cash payments for fractional shares	(51)	-
Proceeds from exercise of warrants	70	-
Net cash provided by financing activities	2,524,633	40,508,149

Increase (decrease) in cash and cash equivalents	2,294,460	(2,355,594)

Cash and cash equivalents, beginning of period	13,531,632	9,683,852

Cash and cash equivalents, end of period	$15,826,092	$7,328,258

Noncash financing activities
Loans transferred to other real estate owned	$2,056,905	$-
Preferred stock dividends declared	$2,354,850	$-

Supplemental cash flow information
Interest paid	$6,167,433	$1,153,388
Taxes paid	$2,400	$268,000

See notes to unaudited consolidated financial statements

BELVEDERE SoCAL AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.	Nature of Business and Basis of Presentation

Belvedere SoCal ("SoCal"), a bank holding company incorporated in 2007 in the state of California, was formed by its majority shareholder, Belvedere Capital Fund II L.P. (the “Fund”), a Delaware limited partnership formed in 2002.  SoCal was formed specifically to acquire Professional Business Bank (“PBB"), which occurred on November 23, 2007, and to be the platform for acquiring other banks in southern California.  SoCal closed the acquisition of Spectrum Bank (“Spectrum”) on January 31, 2008, further expanding its market presence. Effective July 3, 2008, SoCal completed the merger of  Spectrum Bank into Professional Business Bank.  The merger was accounted for as a transfer of assets and liabilities between entities under common control and, accordingly, the assets and liabilities of Spectrum were transferred at their carrying amounts, similar to a pooling of interests.  However, the existing Spectrum branches and certain customer-related activities will continue to be conducted using the Spectrum brand.  SoCal issued an additional 1,313,432 shares of common stock to the Fund for proceeds of $22 million to fund the Spectrum acquisition. After sale of the shares, the Fund now owns approximately 73% of SoCal's common stock. Collectively, PBB and Spectrum are referred to as the "Subsidiary Bank."

Prior to November 23, 2007 SoCal had no significant operations. The consolidated balance sheet at September 30, 2008 and the results of operations for the three-month and nine-month periods ended September 30, 2008 include the operations of Spectrum subsequent to January 31, 2008. The results of operations for the three-month and nine-month periods ended September 30, 2007 are for Professional Business Bank only. Securities and Exchange Commission rules require the presentation of certain prior period comparative financial statements of the acquired business when the acquiring company succeeds to substantially all of the business and the registrant’s own operations prior to the acquisition appear insignificant relative to the business acquired.

The September 30, 2008 unaudited consolidated financial statements include the accounts of SoCal and its Subsidiary Bank.  SoCal has one other wholly-owned subsidiary, Belvedere SoCal Statutory Trust I (the “Trust”), which was formed in 2008, to issue trust preferred securities. FIN 46R does not allow the consolidation of the Trust into SoCal's consolidated financial statements. As a result, the accompanying consolidated balance sheets include the investment in the Trust of $464 thousand in other assets.

The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair presentation, in all material respects, of the financial position and operating results for the interim periods.   The results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of the results of operations that may be expected for any other interim period or for the year ending December 31, 2008.  The balance sheet data at December 31, 2007 was derived from the audited financial statements.

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

On October 10, 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies how companies should apply the fair value measurement methodologies of SFAS 157 to financial assets when markets they are traded in are illiquid or inactive. Under the provisions of this FSP, companies may use their own assumptions about future cash flows and appropriately risk-adjusted discount rates when relevant observable inputs are either not available or are based solely on transaction prices that reflect forced liquidations or distressed sales. This FSP is effective as of September 30, 2008. There was no impact to our financial position or results of operations from the adoption of this FSP.

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

In the normal course of business there are outstanding various commitments to extend credit which are not reflected in the financial statements, including unfunded loan commitments of approximately $36.4 million at September 30, 2008 and $62.5 million at December 31, 2007. Such loans relate primarily to real estate construction loans and revolving lines of credit and other commercial loans. However, all such unfunded commitments will not necessarily culminate in actual extensions of credit by SoCal as some of these are expected to expire without being fully drawn upon.

Standby letters of credit are conditional commitments issued to guarantee the performance or financial obligation of a client to a third party. These guarantees are issued primarily relating to purchases of inventory or as security for real estate rents by commercial clients and are typically short-term in nature. Credit risk is similar to that involved in extending loan commitments to clients and accordingly, evaluation and collateral requirements similar to those for loan commitments are used. The majority of all such commitments are collateralized. Standby letters of credit totaled $1.4 million and $769 thousand at September 30, 2008 and December 31, 2007, respectively.  SoCal provides a reserve for undisbursed commitments which totaled $130 thousand and $141 thousand at September 30, 2008 and December 31, 2007, respectively.

In connection with the acquisition of Spectrum Bank, SoCal assumed the following:  leases for two  branches, which expire in 2008 and 2011, and an administrative office, which expires in 2010.  These leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses.

Total rent expense for the three- and nine-month periods ended September 30, 2008 was approximately $62 thousand and $168 thousand, respectively.

The approximate future minimum annual payments for these leases are as follows:

Year Ending
December 31,

2008	$62,000
2009	58,380
2010	53,940
2011	34,960

Total	$209,280

4.	Comprehensive Loss

Comprehensive income (loss) is reported in addition to net income (loss) for all periods presented. Comprehensive (loss) is comprised of net income (loss) plus other comprehensive income (loss). Other comprehensive income (loss), net of taxes, was comprised of the unrealized gain (losses) on available-for-sale investment securities of ($404) thousand and $28 thousand for the nine-month periods ended September 30, 2008 and 2007 and ($99) thousand and $71 thousand for the three-month periods ended September 30, 2008 and 2007. Comprehensive (loss) was ($33.9) million and ($35.4) million for the three- and nine-month periods ended September 30, 2008, respectively.  Comprehensive (loss) was ($79) thousand and ($275) thousand for the three and nine-month periods ended September 30, 2007.

5.	Stock-Based Compensation

SoCal has adopted SFAS No. 123(R), Shared-Based Payment.  This Statement requires entities to recognize the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards.  This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.  Stock-based compensation expense totaled $76 thousand and $32 thousand for the quarters ended September 30, 2008 and 2007, respectively.  A tax benefit of $30 thousand and $8 thousand was recognized in connection with the stock-based compensation for the quarters ended September 30, 2008 and 2007, respectively.  Stock-based compensation expense totaled $240 thousand and $162 thousand for the nine-month periods ended September 30, 2008 and 2007, respectively.   A tax benefit of $99 thousand and $25 thousand was recognized  in connection with the stock-based compensation expense for the nine-month periods ended September 30, 2008 and 2007, respectively.    The expense for 2007 was recognized under the Professional Business Bank 2001 Incentive and Nonqualified Stock Option Plan.

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

There were two types of options granted in 2008.  The first were options granted with performance conditions that vest based on certain qualifying events, or cliff vest at the 7th anniversary of the grant date if no qualifying event occurs.  SoCal granted 175,402 and 11,640 of performance based options during the first and third quarters of 2008, respectively. The second type of options were granted with a time-based condition that cliff vest at the 5th anniversary of the grant date.  SoCal granted 175,409 and 11,641 of time-based options during the first and third quarters of 2008, respectively.  There were no stock options granted in the second quarter of 2008 or the first nine months of 2007.

The following table summarizes the assumptions utilized in the calculation of the fair value of the options granted during the stated periods:

	Three-month period ended March 31, 2008	Three-month period ended September 30, 2008

Risk-free interest rate	3.21%	3.46%
Expected life	6 years	5 years
Expected volatility	28%	30%
Expected dividend yield	N/A	N/A
Weighted average grant date fair value	$5.10	$4.92

A summary of stock option activity and related information for the nine-month period ended September 30, 2008 follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding December 31, 2007	135,041	$15.21
Options granted	374,092	15.00
Options forfeited	(36,584)	15.00
Options exercised	-
Outstanding at September 30, 2008	472,549	15.06	8.3 years	$-
Options exercisable, September 30, 2008	135,041	15.21	5.3 years	$-
Options expected to vest after September 30, 2008	336,854	$15.00	9.5 years	$-

All options granted in 2008 allow for early exercise into shares of restricted common stock of SoCal under identical vesting terms as the original options.  Such options are not shown as exercisable in the above table.

At September 30, 2008, there was $1.5 million in unrecognized compensation costs related to the outstanding options that is expected to be recognized over a weighted average period of 5.1 years.

6.	Loss Per Share

Basic loss per share for each of the periods presented was computed by dividing net loss adjusted for stock dividends paid or declared on non-cumulative perpetual preferred stock by the weighted average number of shares outstanding during each such period.

Basic and diluted loss per share for the three-month periods ended September 30, 2008 and 2007 are computed as follows (dollars in thousands):

SoCal Three-month period ended September 30, 2008	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount

Basic loss per share:
Net loss	$(33,752)
Preferred stock dividend	(814)

Net loss available to common shareholders	$(34,566)	3,331,413	$(10.38)

Professional Business Bank Three-month period ended September 30, 2007	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount

Net loss available to common shareholders	$(150)	1,998,477	$(0.08)

Basic and diluted earnings per share for the nine-month periods ended September 30, 2008 and 2007 are computed as follows (dollars in thousands):

SoCal Nine-month period ended September 30, 2008	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount

Basic loss per share:
Net loss	$(35,009)
Preferred stock dividend	(2,355)

Net loss available to common shareholders	$(37,364)	3,180,736	$(11.75)

Professional Business Bank Nine-month period ended September 30, 2007	Net Loss	Weighted Average Number of Shares Outstanding	Per Share Amount

Net loss available to common shareholders	$(303)	1,994,269	$(0.15)

7.	Allowance for Loan Losses

The following table presents the changes in the allowance for loan losses as of the dates indicated (dollars in thousands):

	Three-month period ended September 30,		Nine-month period ended September 30,
	2008	2007	2008	2007

Balance at beginning of period	$5,385	$2,404	$4,077	$1,869
Allowance acquired at acquisition of Spectrum	-	-	1,436	-
Additional provision	256	983	2,316	1,520
Charge-offs	(45)	(6)	(2,247)	(8)
Recoveries	26	-	40	-
Total	$5,622	$3,381	$5,622	$3,381

8.	Acquisition of Spectrum Bank

Effective January 31, 2008, SoCal acquired all of the common stock of Spectrum, a California state-chartered bank headquartered in Irvine, California with branch offices in Huntington Beach and Montebello, California.  All the outstanding Spectrum shares were exchanged for $20.2 million in cash and $15.5 million in trust preferred securities.  The acquisition was accounted for in accordance with SFAS No. 141, Business Combinations.  Accordingly, the net assets were recorded at their estimated fair values, and the operating results were included in the financial statements from the date of acquisition.  Goodwill totaled $27.8 million (none of which is deductible for tax purposes) and a core deposit intangible of $722 thousand was recorded and is being amortized over approximately seven years.  Capitalized direct transaction costs were approximately $1 million including $740,000 paid to the Fund.  The allocation of the purchase price to the assets and liabilities acquired will be finalized no later than fourth quarter 2008, as SoCal obtains more information regarding asset valuations, liabilities assumed and revisions of preliminary estimates of fair values made at the date of purchase.  The purchase price has been allocated on a preliminary basis, using information currently available as presented below (dollars in thousands):

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

In January 2008, SoCal issued $15.5 million of junior subordinated debentures to Belvedere SoCal Statutory Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities. The Trust purchased debentures with: (1) the proceeds of the sale of its common trust securities to SoCal for $464 thousand, and (2) certain shares of common stock in Spectrum Bank valued at $15 million that the Trust received from certain shareholders of Spectrum Bank in exchange for the Trust’s trust preferred securities. The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2038, are redeemable at SoCal’s option at par, and require monthly distributions/interest payments at a rate of 10%.   The trust preferred securities and corresponding junior subordinated debentures contain provisions limiting Socal’s ability to declare and pay dividends on its common stock in certain events.  SoCal has unconditionally guaranteed certain distributions on, and certain payments on liquidation and redemption of, the trust preferred securities.

Interest expense recognized by SoCal for the three- and nine-month periods ended September 30, 2008 related to the subordinated debentures was $387 thousand and $1.0 million, respectively.

10.	Note Payable

In March 2008, SoCal borrowed $8 million through a loan secured by the stock of the Subsidiary Bank.  The loan bears interest at three-month LIBOR plus 3.1% (7.15% at September 30, 2008) with quarterly interest payments through September 2009, followed by principal and interest payments through the maturity date of March 2018.  The promissory note and related loan agreements contain certain customary restrictions including a potential limitation on the ability of the Subsidiary Bank to pay dividends to SoCal for purposes other than to allow SoCal to service the loan.  The holder notified SoCal that it was in violation of the loan's debt service and minimum total capital covenants for the third quarter 2008. The holder has waived their right to declare the loan in default pursuant to the above covenant violations.

11.	Investment Securities

SoCal classifies as held-to-maturity those debt securities that the Company has the positive intent and ability to hold to maturity.  All other debt and equity securities are classified as available-for-sale. Securities held-to-maturity are accounted for at cost and adjusted for amortization of premiums and accretion of discounts. Available-for-sale securities are accounted for at fair value, with the net unrealized gains and losses, net of income tax effects, presented as a separate component of shareholders’ equity. At each reporting date, held-to-maturity and available-for-sale securities are assessed to determine whether there is an other-than-temporary impairment. Such impairment, if any, is required to be recognized in current earnings rather than as a separate component of shareholders’ equity. Realized gains and losses on sales of securities are recognized in earnings at the time of sale and are determined on a specific-identification basis. Purchase premiums and discounts are recognized in interest income using the effective-yield method over the terms of the securities. For mortgage-backed securities (“MBS”), the amortization or accretion is based on estimated average lives of the securities. The lives of these securities can fluctuate based on the amount of prepayments received or losses realized on the underlying collateral of the securities.

Investment securities have been classified in the statement of condition according to management's intent.  The carrying amounts and fair values of available-for-sale and held-to-maturity investment securities were as follows at the dates indicated (dollars in thousands):

	September 30, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale Securities
U.S. Government Agencies	$1,638		$ (19)	$1,619
States and Political Subdivisions	6,250		(646)	5,604
Mortgage-Backed Securities	1,987	$1	(3)	1,985
Total available-for-sale securities	9,875	1	(668)	9,208

Held-to-Maturity Securities
Collateralized Mortgage Obligations	21,113	735	(318)	21,530
Total held-to-maturity securities	21,113	735	(318)	21,530

Total investment securities	$30,988	$736	$(986)	$30,738

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Available-for-Sale Securities
U.S. Government Agencies	$4,028	$-	$ (2)	$4,026
Mortgage-Backed Securities	4,741	19	-	4,760

Total investment securities	$8,769	$19	$(2)	$8,786

As of September 30, 2008 and December 31, 2007, all investment securities were pledged to secure borrowings and for other purposes.

12.	Goodwill and Other Intangible Assets

Goodwill resulted from the purchase of PBB and Spectrum Bank. Goodwill and other intangible assets deemed to have indefinite lives generated from purchase business combinations are not subject to amortization and are instead tested for impairment no less than annually under SFAS No. 142. The current year impairment test of goodwill was performed as of August 31, 2008 and resulted in a $33.3 million write-down of goodwill which is included in the loss for the period.  See Note 15, Fair Value Measurements, for further discussion of the write-down.

13.	Other Real Estate Owned

Other Real Estate Owned ("OREO") is real estate acquired through, or in lieu of, loan foreclosures that is expected to be sold and is recorded at its fair value less estimated costs to sell (fair value). The amount, if any, by which the recorded amount of the loan exceeds the fair value less estimated costs to sell are charged to the allowance for loan or lease losses at the time of foreclosure, if necessary. After foreclosure, valuations are periodically performed by management with any subsequent write-downs recorded as a valuation allowance and recognized in other operating expenses. Operating expenses of such properties, net of related income, are included in other expenses and gains and losses on their disposition are included in other income and other expenses, as applicable.

            SoCal’s investment in OREO totaled $1.2 million at September 30, 2008. SoCal had no OREO at December 31, 2007.

14.	Pro forma financial information

The September 30, 2008 consolidated financial statements include the accounts of Spectrum since February 1, 2008. The following supplemental proforma information discloses selected financial information for the three- and nine-month periods ended September 30, 2008 and 2007 as though the Spectrum merger had been completed as of the beginning of the period. The proforma information for the three- and nine-month periods ended September 30, 2007 combines Professional Business Bank, as the predecessor business to SoCal, and Spectrum.  The unaudited proforma income for the three- and nine-month periods ended September 30, 2008 includes nonrecurring merger expenses incurred by Spectrum for cancellation of all outstanding options of Spectrum per the terms of the merger agreement, severance payments to Spectrum executives under change of control agreements and cash settlements of deferred compensation programs totaling $4.0 million, net of tax. Dollars are in thousands except per share data.

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2008	2007	2008	2007

Revenue (net interest income plus non-interest income)	$3,970	$4,787	$12,837	$14,071

Net (loss) income	$(33,752)	$78	$(38,817)	$581

Basic (loss) earnings per share	$(10.38)	$0.02	$(12.36)	$0.18

Diluted (loss) earnings per share	$(10.38)	$0.02	$(12.36)	$0.17

15.	Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. SoCal adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have a material impact on its consolidated financial statements or results of operations. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:

● Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

● Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

● Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy:

Assets

Securities

Where quoted prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 inputs include securities that have quoted prices in active markets for identical assets. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flow. Examples of such instruments, which would generally be classified within Level 2 of the valuation hierarchy, include certain collateralized mortgage and debt obligations and certain high-yield debt securities. In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy. SoCal’s current available-for-sale portfolio does not have securities that are valued using Level 3 inputs as of September 30, 2008. When measuring fair value, the valuation techniques available under the market approach, income approach and/or cost approach are used. SoCal’s evaluations are based on market data and SoCal employs combinations of these approaches for its valuation methods depending on the asset class.

Impaired Loans

SFAS No. 157 applies to loans measured for impairment using the practical expedients permitted by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, including impaired loans measured at an observable market price (if available), or at the fair value of the loan’s collateral (if the loan is collateral dependent). Fair value of the loan’s collateral, when the loan is dependent on collateral, is determined by appraisals or independent valuation which is then adjusted for the cost related to liquidation of the collateral. Fair value of impaired loans that are not collateral dependent is calculated based on the present value of future cash flows. For impaired loans that are collateral dependent, either a Level 2 or Level 3 valuation methodology is used. The fair value of impared loans that are not collateral dependent is measured using a Level 3 methodology.

Other Real Estate Owned

OREO is measured at fair value less cost to sell which is a Level 2 valuation methodology based on quoted prices for similiar assets or a Level 3 valuation methodology when an income approach is used. SoCal believes that the fair value component in its valuation follows the provisions of SFAS No. 157. Fair value of OREO at September 30, 2008 was determined by independent appraised values less estimated costs to sell.

Goodwill

Initiation of the goodwill analysis during the third quarter was prompted by recent and significant deterioration in financial institution traded market values, including several acquisition transactions at heavily discounted prices, and significant weakening in local market conditions that diminish future customer business activity expectations. The reduced fair value conclusion was derived through a valuation analysis that utilized an equal weighting of valuations based on comparable transactions and discounted cash flow analysis. Given the wide range of potential values indicated by the comparable transactions analysis and limited applicability to SoCal, it was determined that the comparable transaction average value analysis should receive a 50% weight. The discounted cash flow valuation was also assigned a 50% weight. Given the discounted cash flow's reliance on subjective assumptions, the assigned fair value is deemed to be a Level 3 valuation.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in 000’s)
Assets:
Available-for-sale investment securities	$9,208	$—	$9,208	$—

Assets measured at fair value on a non-recurring basis are summarized below (dollars in thousands):

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(in 000's)
Assets:
Impaired loans	$1,916	$—	$1,916	$—
OREO	$1,218	$—	$1,218	$—
Goodwill	$23,990	$—	$—	$23,990

Impaired loans consist of collateral-dependent nonaccrual loans. A valuation allowance of $195 thousand is included in the allowance for loan losses for the impaired loans.

OREO consists of four properties consisting of three residential properties and one participation interest in residential unimproved lots.  The properties were valued by independent appraisals, net of estimated selling costs.

During the third quarter 2008, in accordance with the provisions of SFAS No. 142, following the completion of an analysis of goodwill value, goodwill with a carrying amount of $57.3 million was written down to its implied fair value of $24.0 million. This resulted in an impairment charge of $33.3 million, which was included in the loss for the period.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

 SoCal acquired Professional Business Bank on November 23, 2007 and Spectrum on January 31, 2008.  Prior to November 23, 2007, SoCal had no significant operations.  Accordingly, the discussion and results of operations and financial condition for the three- and nine-month periods ended September 30, 2008 are for SoCal. The results of operations and financial condition for the three- and nine-month periods ended September 30, 2007 are for Professional Business Bank only. Securities and Exchange Commission rules require the presentation of certain prior period comparative financial statements of the acquired business when the acquiring company succeeds to substantially all of the business and the registrant’s own operations prior to the acquisition appear insignificant relative to the business acquired.

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

The Bank has an analysis of its portfolio performed on a quarterly basis utilizing a model which calculates an estimated reserve based upon loan type, collateral type, and geographic location.  The model estimates the odds of payment default, and the potential charge-off rate given default.  The model is fine tuned for Joint Policy Statement factors and actual loan performance on a loan by loan basis.  Underlying factors for geography, collateral type and overall payment history and losses given default are adjusted quarterly from call report data gathered from approximately 1,100 smaller community banks in the Western United States.

Goodwill and Other Intangibles.  Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. The historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on a straight-line basis over the period benefited. Goodwill is not amortized for book purposes, although it is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142, Goodwill and Other Intangible Assets) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  During the third quarter of 2008, SoCal engaged a third party to provide an independent impairment analysis of goodwill in accordance with the requirements of SFAS 142. The fair value of SoCal was determined using valuation approaches typically applied in business combinations involving financial institutions: (1) comparable transactions approach, (2) discounted cash flow approach and (3) control permium approach. The process of evaluating goodwill for impairment requires assumptions and estimates including market trends and multiples of companies engaged in similar businesses. If any of those assumptions change over time, the estimated value assigned to goodwill could change significantly.

The independent analysis resulted in a non-cash charge of $33.3 million  for the write-down of goodwill.  The charge does not affect our tangible equity or our liquidity position.  Regulatory capital ratios are unaffected by the write-down of goodwill, with all ratios remaining in excess of the “well-capitalized” designation for Professional Business Bank.  As goodwill is not tax deductible at the time of acquisition, there is no corresponding tax impact for the write-down of this asset.  This charge is not expected to impact ongoing operations.

Other intangible assets subject to amortization are also evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered “not recoverable” if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

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

Overview

The following discussion reviews and analyzes the operating results of SoCal for the for the three- and nine-month periods ended September 30, 2008 and PBB for the three- and nine-month periods ended September 30, 2007 and the financial condition of SoCal at September 30, 2008 and December 31, 2007.  It should be read in conjunction with SoCal’s Annual Report to Shareholders on Form 10-K and the unaudited financial statements and the other financial data presented elsewhere in this quarterly report.

SoCal recorded a net loss of $35.0 million, ($11.75) basic and diluted loss per share, for the nine-month period ended September 30, 2008 as compared to PBB’s $303 thousand loss, ($0.15) basic and diluted loss per share, for the nine-month period ended September 30, 2007. The increased loss was primarily due to the $33.3 million non-cash write-down of goodwill discussed above along with a $5.9 million increase in other non-interest expenses and a $796 thousand increase in provision for loan losses, partially offset by a $3.2 million increase in net interest income, a $546 thousand increase in non-interest income and a $1.5 million decrease in income tax expense.

SoCal recorded a net loss of $33.8 million, ($10.38) basic and diluted loss per share, for the three-month period ended September 30, 2008 as compared to PBB’s $150 thousand loss, ($0.08) basic and diluted loss per share, for the three-month period ended September 30, 2007.  The increased loss was primarily due to the $33.3 million non-cash write-down of goodwill along with a $2.2 million increase in other non-interest expenses, partially offset by a $735 thousand increase in net interest income, a $727 thousand decrease to the provision for loan losses, a $92 thousand increase in non-interest income, and an increase in income tax benefit of $338 thousand.

Total assets increased from $270.1 million at December 31, 2007 to $395.0 million at September 30, 2008, an increase of $124.9 million, or 46.2%  Net loans grew from $210.3 million at December 31, 2007 to $303.4 million at September 30, 2008, an increase of $93.1 million, or 44.3%, which includes approximately 13% of organic loan growth. Deposits grew from $194.0 million at December 31, 2007 to $321.1 million at September 30, 2008, an increase of $127.0 million, or 65.5%.  The primary reason for the increase in assets, loans and deposits relates to the acquisition of Spectrum, which contributed $187.4 million in assets, $80.9 million in loans and $142.0 million in deposits at the acquisition date.

Total assets decreased from $458.9 million at June 30, 2008 to $395.0 million at September 30, 2008, a decrease of $63.9 million, or 13.9%. The primary reasons for the decrease in total assets are the $33.3 million write-down of goodwill during the third quarter of 2008 along with a reduction in Fed Funds Sold of $28.1 million. Total deposits decreased from $342.7 million at June 30, 2008 to $321.1 million at September 30, 2008, a decrease of $21.6 million, or 6.3%. Customer deposit decreases of $45.6 million, primarily time deposits, were partially offset by a $24.0 million increase in brokered deposits.

Set forth below are certain key financial performance ratios for the periods indicated:

	For the nine-month period ended September 30,
	2008	2007

Return on Average Assets (1)	(10.93%)	(0.21%)
Return on Average Equity (1)	(62.39%)	(2.01%)

(1) Annualized

Net Interest Income

SoCal’s interest income was $5.8 million and $17.5 million for the three- and nine-month periods ended September 30, 2008 as compared to PBB’s $4.3 million and $11.9 million for the three- and nine-month periods ended September 30, 2007.  SoCal’s interest expense was $2.0 million and $6.1 million for the three- and nine-month periods ended September 30, 2008 as compared to PBB’s $1.3 million and $3.7 million for the three- and nine-month periods ended September 30, 2007. SoCal’s net interest income was $3.8 million and $11.4 million for the three- and nine-month periods ended September 30, 2008 as compared to PBB’s $3.1 million and $8.2 million for the three- and nine-month periods ended September 30, 2007.  The increase in interest income was primarily due to the $146.9 million and $165.2 million increase in SoCal’s average interest-earning assets for the three- and nine-month periods ended September 30, 2008 as compared to PBB’s interest-earning assets for the same periods in 2007.  The increase in interest expense was due to a $148.3 million and $133.6 million increase in SoCal’s average interest-bearing liabilities.  The decrease in net interest margin from 5.84% for the nine-month period ended September 30, 2007 to 4.39% for the nine-month period ended September 30, 2008 is primarily due to declines in market interest rates, additional interest costs incurred on holding company debt and Spectrum’s lower net interest margin as compared to that of PBB, which decreased the overall net interest margin on the combined banks.

 The increase in SoCal’s average interest-earning assets and average interest-bearing liabilities as compared to PBB’s average interest-earning assets and average interest-bearing liabilities for the same period in the prior year is primarily the result of the acquisition of Spectrum.  Average loans increased $136.8 million, or 84.5%, to $298.8 million at September 30, 2008 compared to $161.9 million at September 30, 2007.   Average interest-bearing deposits increased $104.3 million, or 94.1%, to $215.3 million at September 30, 2008 compared to $111.0 million at September 30, 2007.

The weighted average yield on interest-earning assets decreased as a result of a decline in market interest rates. The prime rate decreased seven times, totaling a reduction of 325 basis points, from September 2007 through September 2008.  Variable rate loans, with rates primarily indexed to the prime rate, comprise approximately 73% of the loan portfolio.  The decline in the prime rate impacted the loan portfolio immediately and to a greater extent than its impact on the interest-bearing liabilities generally due to a lag in deposit repricing as compared to loans.

The following table presents the weighted average yield on each specified category of interest-earning assets, the weighted average rate paid on each specified category of interest-bearing liabilities, and the resulting interest rate spread and net interest margin for the periods indicated.  Loan fees, which are not material, are included in interest earned on loans (dollars in thousands).

	Three-month period ended September 30,
	Belvedere SoCal			Professional Business Bank
	2008			2007
			Average			Average
		Interest	Yield or		Interest	Yield or
	Average	Earned	Rate	Average	Earned	Rate
	Balance	or Paid	Paid	Balance	or Paid	Paid
Assets
Interest-Earning Assets:
Investment Securities-Taxable	$17,771	$233	5.22%	$13,454	$172	5.07%
Investment Securities-Nontaxable	7,970	84	6.35%	-	-	-
Interest-Bearing Deposits in Other
Financial Institutions	554	6	4.31%	100	1	3.97%
Federal Funds Sold	10,139	49	1.92%	2,296	30	5.18%
Loans	307,827	5,396	6.97%	181,542	4,106	8.97%
Total Interest-Earning Assets	344,261	5,768	6.67%	197,392	4,309	8.66%

Noninterest-Earning Assets:
Cash and Due from Banks	8,501			4,158
Premises and Equipment	5,158			488
Goodwill	56,686			-
Other Intangible Assets, Net	2,763			-
Accrued Interest and Other Assets	13,325			4,070
Allowance for Loan Losses	(5,793)			(2,614)
Total Assets	$424,901			$203,494

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Money Market, Savings and NOW	$88,770	310	1.39%	$74,449	608	3.24%
Time Deposits under $100,000	71,336	545	3.04%	18,378	250	5.40%
Time Deposits of $100,000 or More	59,381	602	4.03%	15,166	198	5.18%
Short-Term Borrowings	2,147	4	0.74%	15,088	195	5.13%
Note Payable	7,979	387	6.28%	-	-	-
Subordinated Debentures	15,445	126	9.97%	-	-	-
Total Interest-Bearing Liabilities	245,058	1,974	3.20%	123,081	1,251	4.08%

Noninterest-Bearing Liabilities:
Demand Deposits	100,306			58,803
Other Liabilities	3,982			1,415
Shareholders' Equity	75,555			20,195
Total Liabilities and Shareholders' Equity	$424,901			$203,494
Net Interest Income		$3,794			$3,058

Net Yield on Interest-Earning
Assets (Net Interest Margin)			4.38%			6.15%

Yields are computed on a tax equivalent basis resulting in an adjustment of $43 thousand to interest earned on municipal bonds for the three-month period ended September 30, 2008.  There were no municipal bonds held during the three-month period ended September 30, 2007.

	Nine-month period ended September 30,
	Belvedere SoCal 2008			Professional Business Bank 2007
			Average			Average
		Interest	Yield or		Interest	Yield or
	Average	Earned	Rate	Average	Earned	Rate
	Balance	or Paid	Paid	Balance	or Paid	Paid
Assets
Interest-Earning Assets:
Investment Securities-Taxable	$23,210	$767	4.41%	$14,146	$528	4.99%
Investment Securities-Nontaxable	7,663	235	6.21%	-	-	-
Interest-Bearing Deposits in Other Financial Institutions	1,067	38	4.76%	2,668	107	5.36%
Federal Funds Sold	17,141	291	2.27%	8,874	347	5.23%
Loans	298,777	16,212	7.25%	161,941	10,879	8.98%
Total Interest-Earning Assets	347,858	17,543	6.74%	187,629	11,861	8.45%
Noninterest-Earning Assets:
Cash and Due from Banks	8,490			5,128
Premises and Equipment	4,690			453
Goodwill	53,874			-
Other Intangibles Assets, Net	2,818			-
Accrued Interest and Other Assets	15,923			3,488
Allowance for Loan Losses	(5,874)			(2,269)
Total Assets	$427,779			$194,429

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Money Market, Savings and NOW	$82,145	856	1.39%	$78,596	2,106	3.58%
Time Deposits under $100,000	71,928	2,003	3.72%	20,262	823	5.43%
Time Deposits of $100,000 or More	61,250	1,641	3.58%	12,101	461	5.09%
Short-Term Borrowings	14,686	308	2.80%	7,218	270	5.00%
Note Payable	7,124	263	4.93%	-	-	-
Subordinated Debentures	13,771	1,032	10.01%	-	-	-
Total Interest-Bearing Liabilities	250,904	6,103	3.25%	118,177	3,660	4.14%

Noninterest-Bearing Liabilities:
Demand Deposits	97,487			54,939
Other Liabilities	4,437			1,154
Shareholders' Equity	74,951			20,159
Total Liabilities and Shareholders' Equity	$427,779			$194,429
Net Interest Income		$11,440			$8,201

Net Yield on Interest-Earning
Assets (Net Interest Margin)			4.39%			5.84%

Yields are computed on a tax equivalent basis resulting in an adjustment of $121 thousand to interest earned on municipal bonds for the nine-month period ended September 30, 2008. There were no municipal bonds held during the nine-month period ended September 30, 2007.

Rate and Volume Analysis

The following tables show the increase or decrease in interest income, interest expense and net interest income resulting from the changes in rates and volumes for the periods indicated (dollars in thousands):

	Three Months Ended September 30, 2008
	versus
	Three Months Ended September30, 2007
	Increase (Decrease) Due
	To Change in
	Volume	Rate	Total
Interest-Earning Assets:
Investment Securities-Taxable	$56	$5	$61
Investment Securities-Nontaxable	84	-	84
Certificates of Deposit	4	1	5
Federal Funds Sold	23	(4)	19
Loans	1,898	(608)	1,290
Total Interest Income	2,065	(606)	1,459

Interest-Bearing Liabilities:
Money Market, Savings and NOW	615	(913)	(298)
Time Deposits under $100,000	319	(24)	295
Time Deposits of $100,000 or More	437	(33)	404
Short-Term Borrowings	(96)	(95)	(191)
Subordinated Debentures	387	-	387
Note Payable	126	-	126
Total Interest Expense	1,788	(1,065)	723
Net Interest Income	$277	$459	$736

	Nine Months Ended September 30, 2008
	versus
	Nine Months Ended September 30, 2007
	Increase (Decrease) Due
	To Change in
	Volume	Rate	Total
Interest-Earning Assets:
Investment Securities-Taxable	$305	$(66)	$239
Investment Securities-Nontaxable	235	-	235
Certificates of Deposit	(58)	(11)	(69)
Federal Funds Sold	209	(265)	(56)
Loans	7,753	(2,420)	5,333
Total Interest Income	8,444	(2,762)	5,682

Interest-Bearing Liabilities:
Money Market, Savings and NOW	91	(1,341)	(1,250)
Time Deposits under $100,000	1,511	(331)	1,180
Time Deposits of $100,000 or More	1,355	(175)	1,180
Short-Term Borrowings	194	(156)	38
Subordinated Debentures	1,032	-	1,032
Note Payable	263	-	263
Total Interest Expense	4,446	(2,003)	2,443
Net Interest Income	$3,998	$(759)	$3,239

 Provision for Loan Losses

SoCal made provisions for loan losses of $256 thousand and $2.3 million for the three- and nine-month periods ended September 30, 2008 and Professional Business Bank made provisions of $983 thousand and $1.5 million for the three- and nine-month periods ended September 30, 2007, respectively.  The increase year over year reflects SoCal’s assessment of the overall adequacy of the allowance for loan losses considering the $1.8 million charge-off of one real estate construction loan along with an increase in nonperforming loans.

During the second quarter, additional provision was recorded to replenish the allowance for loan losses after a $1.8 million charge-off on one real estate construction participation loan.  The loan was classified as impaired at March 31, 2008 with a $510 thousand specific reserve pending an updated appraisal from the lead bank.  The appraisal received during the second quarter indicated additional reserves were required.  Management recorded a charge-off of the $1.8 million impairment based on the appraised value, reducing the loan balance to $520 thousand.  The loan remained on nonaccrual status until being transferred to OREO during the third quarter.

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

The calculation is applied to outstanding loan balances, including participation loans, and expected contingent funding of commitments to fund as of the measurement date. Expected losses on loans identified as specifically impaired are excluded from the above measurements, as the provision for such loans is based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, or based on the fair value of collateral for collateral-dependent loans and is included as a separate component in calculating the required provision for loan losses.

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

Non-Interest Income

Non-interest income consists primarily of service charges on deposit accounts. Non-interest income for SoCal was $176 thousand and $866 thousand for the three- and nine-month periods ended September 30, 2008.  Non-interest income for Professional Business Bank was $83 thousand and $320 thousand for the three- and nine-month periods ended September 30, 2007. Virtually all of the increase is attributable to the acquisition of Spectrum’s deposit base.  During the three-month period ended September 30, 2008, losses on sales of available-for-sale investment securities totaling $116 thousand were included in non-interest income.  There were no sales of investment securities during the first nine months of 2007.

Non-Interest Expense

	Three-month period ended September 30,				Nine-month period ended September 30,
	Belvedere SoCal 2008	Professional Business Bank 2007	Percent Change		Belvedere SoCal 2008	Professional Business Bank 2007	Percent Change

Salaries and employee benefits	$2,161,301	$1,316,074	64.2%		$6,782,574	$4,167,056	62.8%
Occupancy and equipment	369,910	176,762	109.3%		1,084,985	496,718	118.4%
Professional fees	743,872	298,962	148.8%		1,845,512	924,943	99.5%
Data processing	342,686	124,316	175.7%		1,000,316	421,296	137.4%
Marketing and business promotion	35,715	38,490	(7.2%	)	149,010	102,834	44.9%
Office and administrative expenses	241,645	194,415	24.3%		734,605	579,758	26.7%
Write-down of goodwill	33,301,000	-	100.0%		33,301,000	-	100.0%
Other expenses	623,598	175,128	256.1%		1,452,607	506,798	186.6%
Total	$37,819,727	$2,324,147	1527.8%		$46,350,609	$7,199,403	543.8%

Salary and employee benefits increased $845 thousand, or 64.2%, and $2.6 million, or 62.8%, for the three-and nine-month periods ended September 30, 2008 compared to the same periods in 2007.  Virtually all of the increase related to the addition of 33 full-time and two part-time Spectrum employees.   The remainder of the increase was the result of increased stock-based compensation costs, salary adjustments and other employee benefits.

Occupancy and equipment expenses increased $193 thousand, or 109.3%, and $588 thousand, or 118.4%, for the three- and nine-month periods ended September 30, 2008. The increase was primarily due to the acquisition of Spectrum, which added two branch offices and one administrative office to the existing branches of Professional Business Bank.

Professional fees increased $445 thousand, or 148.8%, and $921 thousand, or 99.5%, for the three- and nine-month periods ended September 30, 2008 due to professional fees incurred by Spectrum, Sarbanes-Oxley Act of 2002 implementation costs and legal, accounting and audit fees incurred by the holding company.

Data processing expenses increased $218 thousand, or 175.7%, and $579 thousand, or 137.4%, for the three- and nine-month periods ended September 30, 2008 due to system conversion costs and the increased transaction volume subsequent to the acquisition of Spectrum.

Marketing and business promotion expenses decreased $3 thousand, or 7.2% as a result of consolidating advertising for Professional Business Bank and Spectrum.  Marketing and business promotion costs increased $14 thousand, or 14.2%, for the nine-month periods ended September 30, 2008 compared to the same period in 2007 due to costs incurred by the holding company related to the processing and publication of public filings and marketing costs incurred by Spectrum.

Office and administrative expenses increased $47 thousand, or 24.3%, and $155 thousand, or 26.7%, for the three- and nine-month periods ended September 30, 2008 due to administrative costs incurred by the combined banks.

As discussed previously, an independent analysis performed during the third quarter of 2008 resulted in a $33.3 million write-down of goodwill. See Notes to Consolidated Financial Statements, Notes 12 and 15, for a more detailed discussion.

Other expenses increased $448 thousand, or 256.1%, and $946 thousand, or 186.6%, for the three- and nine-month periods ended September 30, 2008 due to amortization of  core deposit intangibles and expenses incurred by the holding company and Spectrum.

Income Tax (Benefit) Expense

The income tax benefit for the three- and nine-month periods ended September 30, 2008, respectively, totaled $354 thousand, an effective rate of 43.9%, and $1.4 million, an effective tax rate of 44.2%.  The income tax benefit for the three-month period ended September 30, 2007 totaled $15 thousand, an effective rate of 9.3%.  The income tax provision for the nine-month period ended September 30, 2007 totaled $105 thousand, an effective rate of 53.2%.  The fluctuating effective rates (compared to a statutory rate of 41.2%) for the three- and nine-month periods ended September 30, 2007 were due to nondeductible merger-related costs and stock compensation costs incurred by PBB during these periods partially offset by interest income exclusions for certain loans in designated enterprise zones of California.   No valuation allowance for deferred taxes is considered necessary based on the earnings history of the combined banks.

The income tax rates used in determining the income tax provision or benefit were 34.000% for federal income tax purposes and 7.115% for state income taxes, net of federal income tax benefit.  Generally, the current tax expense is the result of applying the current tax rate to taxable income.  The deferred portion is intended to account for the fact that (losses) income on which taxes are recognized differs from financial statement pre-tax (loss) income because some items of income and expense are recognized in different years for income tax purposes than in the financial statements.  These recognition anomalies cause “temporary differences”; eventually, all taxes are paid and benefits realized.

Regulatory Capital

At September 30, 2008, Tier 1 capital of PBB, which is comprised of shareholders’ equity as modified by certain regulatory adjustments, was $34.8 million.

Under regulatory capital guidelines, capital adequacy is measured as a percentage of risk-adjusted assets in which risk percentages are applied to assets and certain off-balance-sheet items, such as unused loan commitments and standby letters of credit. The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common shareholders’ equity and non-cumulative perpetual preferred stock, less goodwill and certain deductions. Tier 2 capital consists of other elements, primarily some types of non-perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations. Under current regulatory guidelines, SoCal’s $15 million in trust preferred securities outstanding currently qualify as Tier 1 capital up to 25% of core capital. The guidelines also evaluate the leverage ratio, which is Tier 1 capital divided by average tangible assets.  Beginning with the quarter ended March 31, 2009, amendments to the risk-based capital guidelines will become effective and the amount of trust preferred securities that may be included in Tier 1 capital may not exceed 25% of the sum of all core capital elements, including restricted core capital elements, net of goodwill less any associated deferred tax liability.

The following table sets forth the minimum regulatory requirements to qualify as being well-capitalized or adequately capitalized and the capital ratios for SoCal and PBB as of the date indicated (dollars in thousands):

September 30, 2008:	Actual		For Capital Adequacy Purposes		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
SoCal
Total Capital (to risk-weighted assets)	$33,446	9.65%	$27,727	8%	N/A	N/A
Tier 1 Capital (to risk-weighted assets)	29,084	8.39%	13,864	4%	N/A	N/A
Tier 1 Capital (to average assets)	29,084	7.46%	15,593	4%	N/A	N/A

Professional Business Bank
Total Capital (to risk-weighted assets)	39,171	11.27%	27,808	8%	$34,760	10%
Tier 1 Capital (to risk-weighted assets)	34,809	10.01%	13,904	4%	20,856	6%
Tier 1 Capital (to average assets)	34,809	8.91%	15,633	4%	19,542	5%

The United States Treasury Department recently announced a Capital Purchase Program under the Troubled Asset Relief Program, the $700 billion relief program for financial institutions passed by Congress. Under the Capital Purchase Program, the Treasury department is offering to purchase senior preferred stock in qualifying financial institutions with an initial cumulative dividend rate of 5%, increasing to 9% after five years. Financial institutions participating in the program are required to issue warrants to purchase their common stock equal to 30% of the value of the preferred stock purchased by the Treasury Department.

SoCal has applied for $10.4 million of TARP Capital Purchase Program funding. Management reserves the right to modify or withdraw the application following release of program rules applicable to SoCal. Application approval is at the discretion of the Treasury Department, with consideration given to a concurrent recommendation from SoCal's primary federal regulator. Given that program rules for nonexchange traded applicants have not yet been issued, it is uncertain when SoCal's application will be processed and if approved, when funding may occur.

Deposits

Deposits grew from $194.0 million at December 31, 2007 to $321.1 million at September 30, 2008, an increase of $127.1 million, or 65.5%.  The increase primarily related to the acquisition of Spectrum, which contributed $142.0 million in deposits.

Total demand deposits represented 30.3% of total deposits at September 30, 2008 compared to 37.8% at December 31, 2007.  Total interest-bearing checking, money market and savings accounts as a group totaled 27.0% of total deposits at September 30, 2008 compared to 25.5% at December 31, 2007.  Total certificates of deposit represented 42.5% of total deposits at September 30, 2008 compared to 36.7% at December 31, 2007.

At September 30, 2008 and December 31, 2007, the deposit portfolio consisted of $60.1 million and $20.0 million in brokered deposits, respectively, which are defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates.  Movement in brokered deposit balances reflect loan portfolio growth and shifts in other funding sources.

The following table sets forth the scheduled maturities of time deposits in denominations of $100,000 or greater at September 30, 2008 (dollars in thousands):

Three Months or less	$15,502
Over Three Months to One Year	24,790
Over One Year to Three Years	5,199
Over Three Years	4,196
Total	$49,687

Liquidity and Borrowings

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, the acquisition of additional deposit liabilities and liquidation of assets.

Liquidity may be enhanced, if necessary, through short-term borrowings. As of September 30, 2008, SoCal had short-term borrowing facilities available totaling approximately $127.0 million. This consisted of $22.5 million in unsecured federal funds lines of credit with correspondent banks and approximately $104.5 million in a secured line of credit with the Federal Home Loan Bank.

SoCal has from time to time borrowed funds on a short-term basis from the Federal Home Loan Bank and other financial institutions.  Outstanding borrowings totaled $6.0 million and $18.0 million at September 30, 2008 and December 31, 2007, respectively.  The interest rate was 1.33% and 3.80% on these outstanding borrowings at September 30, 2008 and December 31, 2007, respectively.  The average amounts outstanding totaled $17.5 million and $7.8 million and the weighted average interest rates were 2.10% and 4.90% for the nine-month period ended September 30, 2008 and the year ended December 31, 2007, respectively.  The maximum outstanding at any month-end during the nine-month period ended September 30, 2008 and the year ended December 31, 2007 was $39.0 million and $18.0 million, respectively.

In March 2008, SoCal borrowed $8.0 million through a loan secured by the stock of the Subsidiary Bank.  The loan bears interest at three-month LIBOR plus 3.1% (7.15% at September 30, 2008) with quarterly interest payments through September 2009, followed by principal and interest payments through the maturity date of March 2018.  The promissory note and related loan agreements contain certain customary restrictions, including a potential limitation on the ability of the Subsidiary Bank to pay dividends to SoCal for purposes other than to allow SoCal to service the loan.

The holder notified SoCal that it was in violation of the loan's debt service and minimum total capital covenants for the third quarter 2008. The holder waived their right to declare the loan in default pursuant to the above covenant violations.

In January 2008, SoCal issued $15.5 in junior subordinated debentures to Belvedere SoCal Statutory Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities. The Trust purchased debentures with: (1) the proceeds of the sale of its common trust securities to SoCal for $464 thousand, and (2) certain shares of common stock in Spectrum Bank valued at $15 million that the Trust received from certain shareholders of Spectrum Bank in exchange for the Trust’s trust preferred securities. The junior subordinated debentures and trust preferred securities have generally identical terms, including that they mature in January 2038 are redeemable at SoCal’s option at par and require monthly interest payments at a rate of 10%. SoCal has unconditionally guaranteed certain distributions on, and certain payments on liquidation and redemption of, the trust preferred securities.  The trust preferred securities and corresponding junior subordinated deferrable interest debentures contain provisions limiting our ability to declare and pay dividends on SoCal’s common stock in certain events.

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

The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollars in thousands):

	September 30, 2008		December 31, 2007
	Amount	Percent of	Amount	Percent of
	Outstanding	Total	Outstanding	Total
Loans
Commercial	$80,252	25.9%	$56,791	26.5%
Real Estate - Construction	41,930	13.6%	37,566	17.5%
Real Estate - Other	179,607	58.1%	113,123	52.7%
Consumer	7,563	2.4%	7,127	3.3%
Total Loans	309,352	100.0%	214,607	100.0%
Net Deferred Loan Fees	(356)		(273)
Allowance for Loan Losses	(5,622)		(4,077)
Net Loans	$303,374		$210,257

Commitments
Letters of Credit	$1,398		$769
Undisbursed Loans and
Commitments to Grant Loans	36,390		62,459
Total Commitments	$37,788		$63,228

The following table sets forth participation loans purchased by loan type at the dates indicated:

	September 30, 2008		December 31, 2007
	Amount in Thousands	Percent of Total	Amount in Thousands	Percent of Total

Commercial	$1,125	3.8%	$339	1.1%
Real Estate - Other	17,634	59.1%	21,717	72.6%
Real Estate - Construction	11,078	37.1%	7,857	26.3%
Total	$29,837	100.0%	$29,913	100.0%

At September 30, 2008 one borrowing relationship totaling $3.5 million, of which $3.4 million is outstanding, was graded Substandard.  Of the total outstanding balance, approximately $1.0 million was past due at September 30, 2008, of which $0.5 million is collateralized by deposits at PBB.  The borrowers have filed suit against PBB and an advisory director alleging conspiracy to disparage the borrower.  PBB denies the allegations and believes that the suit is unwarranted.  PBB has currently declared the loans in default. While the loans are supported by various guarantors, PBB is currently unsure of what action, if any, will be required to collect from the guarantors.  While management believes that the amount included in the allowance for loan losses at September 30, 2008 is adequate to cover any potential losses related to this relationship, there is no assurance that an additional provision will not be required in the future.

Nonperforming Assets

Nonaccrual loans are those loans for which SoCal has discontinued accrual of interest because reasonable doubt exists as to the full and timely collection of either principal or interest.  Loans past due 90 days generally will continue to accrue interest when the loan is both well secured and in the process of collection.  Other real estate owned consists of real properties that secured loans on which we have taken title in partial or complete satisfaction of the loan.

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

The following table sets forth information about non-performing assets at the dates indicated (dollars in thousands):

	September 30, 2008	December 31, 2007

Loans 90 Days Past Due and Still Accruing Interest	$291	$-
Nonaccrual Loans	1,916	920

Total Nonperforming Loans	2,207	920

Other Real Estate Owned	1,218	-

Total Nonperforming Assets	$3,425	$920

Nonperforming Loans as a Percentage of Total Loans	0.71%	0.43%

Allowance for Loan Losses as a Percentage of Nonperforming Loans	254.73%	443.15%

Nonperforming Assets as a Percentage of Total Assets	0.87%	0.34%

The increase in nonperforming assets resulted primarily from placing several SBA loans, one real estate construction participation loan and one commercial loan on nonaccrual, as well as taking three properties in settlement of SBA loan obligations.  The current economic slowdown has negatively affected the ability of borrowers to meet their payment obligations under the terms of the loans.  Management continues to actively evaluate the entire loan portfolio as part of their internal credit review process.

The increase in nonperforming assets resulted primarily from placing several SBA loans, one real estate construction participation loan and one commercial loan on nonaccrual, as well as taking three properties in settlement of SBA loan obligations.  The current economic slowdown has negatively affected the ability of borrowers to meet their payment obligations under the terms of the loans.  Management continues to actively evaluate the entire loan portfolio as part of their internal credit review process.

Provision and Changes in Allowance for Loan Losses

The following table summarizes the allocation of the allowance for loan losses by loan type as of the indicated date and the percent of loans in each category to total loans (dollars in thousands):

	September 30, 2008		December 31, 2007
	Amount	Loan Percent	Amount	Loan Percent

Commercial	$2,731	25.9%	$1,286	26.5%
Real Estate - Construction	1,190	13.6%	1,163	17.5%
Real Estate - Other	1,480	58.1%	1,468	52.7%
Consumer	221	2.4%	152	3.3%
Unallocated	-	n/a	8	n/a
Total	$5,622	100.0%	$4,077	100.0%

The following table presents an analysis of changes in the allowance for loan losses during the periods indicated (dollars in thousands):

	Three-month period ended September 30,		Nine-month period ended September 30,
	Belvedere SoCal	Professional Business Bank	Belvedere SoCal	Professional Business Bank
	2008	2007	2008	2007

Balance at beginning of period	$5,385	$2,404	$4,077	$1,869
Allowance acquired at acquisition of Spectrum			1,436

Charge-offs:
Commercial	(19)	-	(127)	-
Real Estate - Construction	-	-	(1,934)	-
Real Estate - Other	-	-	-	-
Consumer	(26)	(6)	(186)	(8)
Total charge-offs	(45)	(6)	(2,247)	(8)

Recoveries:
Commercial	26	-	26	-
Real Estate - Construction	-	-	-	-
Real Estate - Other	-	-	-	-
Consumer	-	-	14	-
Total recoveries	26	-	40	-

Additional provision	256	983	2,316	1,520
Balance at end of period	$5,622	$3,381	$5,622	$3,381

At September 30, 2008 and December 31, 2007, the allowance for loan losses was 1.82% and 1.90%, respectively, of total loans.

Investment Portfolio

The following table summarizes the types, amounts, yields and maturities of investment securities held as of the dates indicated (dollars in thousands):

	September 30, 2008			December 31, 2007
			Weighted			Weighted
	Amortized	Market	Average	Amortized	Market	Average
	Cost	Value	Yield	Cost	Value	Yield
Available-for-Sale Securities

U.S. Government Agencies
Within One Year	$-	$-		$2,004	$2,002	4.24%
One to Five Years	1,638	1,618	6.20%	2,024	2,024	5.42%
	1,638	1,618	6.20%	4,028	4,026	4.40%

States and Political Subdivisions
Over Ten Years	6,250	5,604	4.47%	-	-
	6,250	5,604	4.47%	-	-
Mortgage-Backed Securities
Within One Year	1,453	1,454	3.81%	-	-
One to Five Years	-	-		1,230	1,231	4.16%
After Five Years to Ten Years	185	185	5.00%	558	559	4.98%
Over Ten Years	349	346	5.71%	2,953	2,970	4.78%
	1,987	1,985	4.26%	4,741	4,760	4.84%

Subtotal available-for-sale securities	9,875	9,207	4.73%	8,769	8,786	4.56%

Held-to-Maturity Securities

Collateralized Mortgage Obligations
Over Ten Years	21,113	21,530	5.31%	-	-
	21,113	21,530		-	-

Total investment securities	$30,988	$30,737	5.09%	$8,769	$8,786	4.56%

During September 2008 SoCal purchased $21.1 million of seasoned private label collateralized mortgage obligation (CMO) securities secured by prime and Alt A residential mortgages originated from 2003 to 2007,94% of which were originated prior to 2006. CMO purchase prices ranged from 75.8% to 93.3% of their par value and credit loss protection provided by subordinated tranches ranged from 4.02% to 12.10% of par. All purchased CMOs carry current AAA credit ratings.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market prices, interest rates, foreign currency exchange rates, commodity prices and equity prices. SoCal's market risk arises primarily from interest rate risk inherent in its lending, investment and deposit taking activities. Management uses various asset/liability strategies to manage the re-pricing characteristics of SoCal's earning assets and funding liabilities to ensure that exposure to interest rate fluctuations is within its guidelines of acceptable risk-taking. Economic hedging strategies, including the terms and pricing of loans, investments, deposits and borrowings, are used to reduce mismatches in interest rate re-pricing opportunities of portfolio assets and their funding sources.

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

At September 30, 2008, SoCal's interest rate risk position was within the Board's established risk limits and moderately asset-sensitive.

Item 4.  Controls and Procedures

Evaluation of Controls and Procedures

With the participation of management, including our Chief Executive Officer and Principal Accounting Officer, the effectiveness of SoCal's disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were evaluated as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, SoCal's Chief Executive Officer and Principal Accounting Officer have concluded that:

(a)           information required to be disclosed by SoCal in this Quarterly Report on Form 10-Q and the other reports which SoCal files or submits under the Exchange Act would be accumulated and communicated to SoCal's management, including its Chief Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure;

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

Item 1A.  Risk Factors

Economic conditions continue to be disruptive, particularly in the financial sector.  The cost and availability of funds may be adversely affected by relatively illiquid credit markets, and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown.  The severity and duration of these adverse conditions is unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Accordingly, continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, financial condition, results of operations and profitability.

There can be no assurance that the actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect. Our business may not benefit from these actions and further government or market developments could adversely impact us.

We may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On November 11, 2008, it was announced that Alan Lane, the executive chairman of SoCal and its subsidiary, Professional Business Bank, will resign his duties as executive chairman of both entities effective December 5, 2008.  Mr. Lane will remain as chairman of Professional Business Bank in a non-executive capacity at least through the end of 2008.

Item 6.  Exhibits

10.1	First Amendment to Management Agreement

10.2	Baribault Employment Agreement

10.3	Warrant Agreement

31.1	Rule 15d-14(a) Certification by Chief Executive Officer

31.2	Rule 15d-14(a) Certification by Principal Accounting Officer

32.1	Section 1350 Certifications
______________________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BELVEDERE SOCAL

By:	/s/ WILLIAM BARIBAULT
William Baribault President and Chief Executive Officer (Principal Executive Officer)

Dated: November 19, 2008

BELVEDERE SOCAL

By:	/s/ DANELLE THOMSEN
Danelle Thomsen Manager of Financial Reporting (Principal Accounting Officer)

Dated: November 19, 2008