Form 10-K
period 2008-12-31
Belvedere SoCal
filed 2009-05-14
CIK 1393534

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

[ _]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

Commission File Number: 333-141453

BELVEDERE SOCAL
(Exact name of registrant as specified in its charter)

California	20-8356735
(State or other jurisdiction of employee incorporation or organization)	(I.R.S. Employer Identification No.)

One Maritime Plaza, Suite 825
 San Francisco, California 94111
(Address of Principal Executive Offices, Including Zip Code)

(415) 434-1236
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issues, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes   ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (Do not check if a smaller reporting company)	☒ Smaller reporting company

The aggregate market value of the Registrant’s Common Stock, zero par value per share, held by nonaffiliates of the Registrant as of May 1, 2009 was $870,057.

As of May 1, 2009, the number of shares of the Registrant’s Common Stock, zero par value per share, outstanding was 3,332,500.

DOCUMENTS INCORPORATED BY REFERENCE: None.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

Belvedere SoCal (“SoCal”) is a bank holding company formed in 2007 in the state of California with the vision of becoming Southern California’s premier provider of financial services for small businesses through its focus on small business customers, experienced management and staff, disciplined credit policies, and emphasis on the customer experience.

History.  As part of its growth strategy, SoCal has completed two acquisitions.  Each of these acquisitions brings a low-cost deposit base, a footprint in markets with attractive growth potential, and a talented employee base with a strong emphasis on customer service.

SoCal was formed by its majority shareholder, Belvedere Capital Fund II L.P. (the “Fund”), a Delaware limited partnership formed in 2002 by Belvedere Capital Partners II LLC (“Belvedere Capital”).  SoCal was formed specifically to acquire Professional Business Bank (“PBB”), which occurred on November 23, 2007, and to be the platform for acquiring other banks in Southern California.  SoCal completed the acquisition of Spectrum Bank (“Spectrum”) on January 31, 2008, further expanding its market presence. Following the acquisition of Spectrum, 72.9% of SoCal’s common stock is owned by the Fund.

Effective July 3, 2008, SoCal completed the merger of  Spectrum into PBB. The existing Spectrum branches and certain customer-related activities are conducted using the Spectrum brand.  SoCal issued an additional 1,313,432 shares of common stock to the Fund for proceeds of $22 million to partially fund the Spectrum acquisition. Collectively, PBB and Spectrum are referred to as the “Subsidiary Bank”.

Prior to November 23, 2007, SoCal had no significant operations.  The results of operations for the period ended December 31, 2007 include the operations of  PBB subsequent to November 23, 2007. The consolidated balance sheet at December 31, 2008 and the results of operations for the year ended December 31, 2008 include the operations of Spectrum subsequent to January 31, 2008.

The December 31, 2008 consolidated financial statements include SoCal and the Subsidiary Bank.  SoCal has one other wholly-owned subsidiary, Belvedere SoCal Statutory Trust I (the “Trust”), which was formed in 2008, to issue trust preferred securities. FIN 46R does not allow the consolidation of the Trust into SoCal’s consolidated financial statements. As a result, the accompanying consolidated balance sheets include the investment in the Trust of $464,000 in other assets.

Relationship with Belvedere Capital.  The Fund, which is controlled by Belvedere Capital, is our majority shareholder. The Fund is a private investment fund with 32 limited partners and one general partner, Belvedere Capital.  Based in San Francisco, CA,  Belvedere Capital, established itself as one of the leading private equity investors in community banks and related financial services in the U.S.  Since 1994, Belvedere Capital, and its affiliates, have purchased or invested in 18 financial services companies. Both the Fund and Belvedere Capital are registered bank holding companies.

Trading and Disclosure.  SoCal’s common stock is not listed on any national securities exchange or quoted on the OTC Bulletin Board.  Any trades are currently reported on the Pink Sheets under the symbol “BLVE.PK.”  Since the shares of SoCal common stock issued in the merger with PBB were initially registered under the Securities Act of 1933, as amended, SoCal has filed periodic reports and makes other required filings with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities Exchange Act of 1934 (the “Exchange Act”).  Subsequent to filing this Form 10-K, SoCal plans on filing a Form 15 Notice of Termination of Registration under Section 12h-3 of the Exchange Act, which would suspend our filing obligations under the Exchange Act.

BUSINESS PLAN

The Subsidiary Bank provides responsive, personalized financial products and services to small- and medium-sized businesses, professionals, and high net worth individuals in Southern California.  To accomplish its goal of becoming Southern California’s premier business banking franchise, SoCal intends to deepen and expand its relationships with business customers, diligently assume and manage credit risk, and within the limits of safety and soundness, pursue both organic growth and growth through opportunistic business combinations.

Business Banking Strategy.  Due to the high number of small- and medium-sized businesses in Southern California, SoCal believes that there is an excellent opportunity to build a business-focused community bank throughout Southern California.  The Subsidiary Bank will focus intensely on these business customers, their employees, and associated high net worth individuals by serving them with a full suite of community banking products that are tailored to each customer’s individual need.

Management recognizes that customer relationships are often founded on the basis of a strong and enduring deposit relationship.  To this end, the Subsidiary Bank has built a competitive set of deposit products and associated service capabilities to accommodate customer business needs and preferences. The Subsidiary Bank also offers commercial loans, lines of credit, certain consumer and installment loans, commercial and residential construction loans, commercial real estate loans, as well as certain specialized products such as Small Business Administration (“SBA”) and California Pollution Control Financing Authority’s California Capital Access Program (“CalCAP”) loans.

During 2008, the Subsidiary Bank incurred $7.5 million of net charge-offs and in response recorded $10.8 million of loan loss provision expense to offset incurred charge-offs and bolster its loan loss reserve.  The worsening economic climate has adversely affected the loan portfolio’s credit quality as borrowers’ operating cash flows have contracted and the real estate collateral values have eroded.  Management is devoting increased resources to loan collection and workout activities as well as strengthening the credit administration process to improve the integrity and timeliness of loan credit quality reporting.  The relationship manager compensation program has been modified to provide greater incentive to proactively manage loan customers’ credit issues.  Underwriting standards for new loan originations have been adjusted in recognition of the potential for heightened and prolonged economic stress.

The Subsidiary Bank has $6.9 million of gross home equity lines at year-end, $4.4 million of which were drawn, and in 2008 purchased $24.5 million of senior private label collateralized mortgage obligations (“CMOs”) supported by “Alt-A” and prime residential mortgage loan collateral, which were purchased at a discount to par.  Aside from these positions, the Subsidiary Bank has no direct exposure to the residential mortgage market and does not directly own any subprime residential mortgages.

Near Term Stabilization Strategy.  In response to credit deterioration of the Subsidiary Bank’s loan portfolio and price decline of the investment security portfolio, together with an associated reduction of both SoCal’s and the Subsidiary Bank’s capital bases, management has shifted its immediate strategic focus away from growth and towards stabilizing both SoCal and the Subsidiary Bank.  Initiatives being pursued include diminishing the Subsidiary Bank’s credit risk exposure through accelerated recognition and disposition of problem loans, adoption of more conservative loan underwriting standards, rebuilding both SoCal and the Subsidiary Bank’s capital bases and augmenting SoCal’s liquidity position.

Management has embarked on a plan to restructure SoCal’s balance sheet to reduce the use of debt and preferred equity.  A key aspect of this plan requires investors in SoCal debt and preferred equity securities to agree to convert their holdings into SoCal common stock and for SoCal common shareholders to approve an accommodative increase in the number of authorized common shares.  Management believes accomplishment of this restructuring would significantly improve SoCal’s potential for attracting new investors.   This restructuring plan would result in the issuance of new common equity that would dilute current common shareholders’ percentage ownership of SoCal, but would at the same time eliminate senior claims.  Funding from new investors would be used to augment SoCal’s asset liquidity, reduce debt and provide it with capacity to act as a source of strength for the Subsidiary Bank.

Belvedere Capital, on behalf of SoCal, is currently soliciting potential new investors in SoCal.  At this time it is uncertain what amount or form of investment would be made, if any, and what the terms and conditions of such investment would be.  After providing $9.0 million of funding in first quarter 2009, the Fund advised SoCal that it no longer has the capacity to extend SoCal further financial support. Due to the difficult environment for financial institutions, SoCal may not be able to secure necessary financing on acceptable terms, if at all.

Long Term Expansion Strategy.   SoCal believes that significant economies of scale benefits could be realized through an expansion of its business franchise in Southern California, achieved through organic growth and/or synergistic business combinations.  The increasing fixed cost of business operations, corporate governance and regulatory compliance provide a strong financial incentive to expand the Subsidiary Bank’s scale.  At the same time, in an expanded scale operation, the Subsidiary Bank’s competitive advantage achieved through personalized customer service and product customization would need to be preserved.

SoCal believes that resolution of the current banking industry turmoil will accelerate consolidation in the number of community banks operating in Southern California and in the process, attract new capital investment.  By continually strengthening the Subsidiary Bank’s core franchise, management is positioning the Subsidiary Bank to be a scalable platform organically as well as be an attractive business combination partner.

Capitalization Strategy.  Belvedere Capital has provided funding and capital support to SoCal through direct investment by the Fund as well as soliciting third party investments on SoCal’s behalf.  SoCal in turn has provided financial support to the Subsidiary Bank through capital contributions.  Within its capacity to do so, it is SoCal’s intention to augment the Subsidiary Bank’s capital as needed to satisfy regulatory “well-capitalized” status requirements, counterbalance risks inherent in its business operations and balance sheet, and when prudent, support organic and acquisition growth opportunities.

The Subsidiary Bank will not be in a position to provide dividend income to SoCal for the foreseeable future due to its capital position and limitations on payment of dividends by the California General Corporation Law, and a recently executed regulatory agreement with bank regulators.  The Subsidiary Bank’s current focus is to conserve its existing capital resources, improve its operating performance and reduce risk.

Loan Services of the Subsidiary Bank.  The Subsidiary Bank offers commercial loans, lines of credit, certain consumer and installment loans, commercial and residential construction loans, commercial real estate loans, as well as certain specialized products such as SBA and CalCAP loans. Through outsourcing or referring loans to other lenders in return for fee income, we are able to assist our customers to procure certain loans not maintained in our portfolio, such as long term real estate loans.

The Subsidiary Bank offers loans to eligible small businesses that are guaranteed by the SBA, as well as loans primarily for real estate-related projects under Section 504 of the Small Business Administration Act of 1953, such as for purchasing land and improvements, construction, modernizing or converting existing facilities and purchasing certain machinery and equipment. SBA loans are written at variable rates of interest which generally are limited by SBA guidelines. Additionally, the Subsidiary Bank offers loans to small- and medium-sized businesses under the CalCAP program. Under the CalCAP program, the borrower, CalCAP and the Subsidiary Bank contribute funds to a loss reserve account, or CalCAP reserve, that is held in an interest-bearing demand deposit account at the Subsidiary Bank. Losses on loans originated under the CalCAP program will be charged to the CalCAP reserve account after notification to CalCAP. Although there is no plan to leave the CalCAP program, if that event were to occur, any excess funds in the CalCAP reserve account, after all loans have been repaid and there are no pending claims for reimbursement, will be distributed to CalCAP and the Subsidiary Bank based on contributions to the CalCAP reserve account. The allowance for loan losses allocated to the CalCAP loans takes into consideration the credit support provided by the CalCAP reserve account. At December 31, 2008, the balance of loans outstanding under the CalCAP program totaled $17.8 million on commitments of $22.7 million.

The Subsidiary Bank also offers a variety of consumer loans, including home equity loans, home improvement loans and auto loans. Although consumer loans comprise a small portion of our overall loan portfolio, such loans are important in terms of servicing customer needs in the Subsidiary Bank’s target market, as well as to assist us in meeting our Community Reinvestment Act responsibilities.

Deposit Services of the Subsidiary Bank. Through the Subsidiary Bank we offer personal and business checking, money market, savings account, certificates of deposit, and IRA accounts. Depositors have the option of subscribing for a wide range of electronic services, including online banking, ATM and debit cards, remote capture and telebanking. The types and terms of deposit accounts are on competitive terms. The interest rates payable by banks on the various types of deposit instruments (except for commercial demand deposits) are a function of a number of factors, including rates paid by competitors and the Subsidiary Bank’s need for liquidity.

In addition to more traditional deposit services, the Subsidiary Bank offers specialized deposit services for title and escrow company clients that move substantial amounts of funds in and out of deposit accounts as escrows for the purchase of real estate and other types of transactions.

Online Banking Services of the Subsidiary Bank.  The Subsidiary Bank’s websites (www.probizbank.com and www.spectrumbank.com) offer a complete on-line banking solution for our customers. On these websites, customers are able to check their balances, transfer funds, review past transactions, and contact us online. In addition, we recently added online bill payment.  The content of these websites are not part of this report.

Management by the Fund. SoCal and Belvedere Capital entered into a management agreement under which the Fund will provide to SoCal certain management support services for a fee set at 5% of the Subsidiary Bank’s pretax profit, with a $200,000 annual minimum and $750,000 annual maximum.   The fee is paid in quarterly installments.  In 2008, SoCal paid $191,997 to the Fund.  The total paid in 2008 was below the $200,000 minimum due to the proration of Spectrum’s management fee from the acquisition date.  Beginning in January 2009, payment of this fee has been deferred. In addition, Belvedere Capital will work with SoCal in identifying, structuring, and negotiating third party investment and business combinations.  See “Risk Factors” beginning on page 13 for a more complete discussion of the risks involved with SoCal’s growth strategy and Belvedere Capital’s continuing role in the management of SoCal.

EMPLOYEES

At December 31, 2008, the Subsidiary Bank had 76 full time and 3 part-time employees, and SoCal had 3 employees who were also employees of the Subsidiary Bank.  Our employees are not represented by a union or other collective bargaining agreement and we consider our relations with our employees to be satisfactory.

COMPETITION

The banking and financial services industry in California generally, and in our market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in laws and regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Subsidiary Bank’s primary market area is dominated by a relatively small number of major banks that have many offices operating over a wide geographical area. The Subsidiary Bank competes for loans, deposits, and customers with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader range of financial services. Nondepository institutions can be expected to increase the extent to which they act as financial intermediaries. Furthermore, the geographic constraints on portions of the financial services industry can be expected to erode. In addition, many of the major commercial banks operating in the Subsidiary Bank’s primary market area offer services, such as trust and securities brokerage services, which are not offered directly by the Subsidiary Bank and, by virtue of their greater total capitalization, such banks have substantially higher lending limits.

To compete with other financial institutions in the Subsidiary Bank’s primary market area, the Subsidiary Bank relies principally upon personal contact by our officers, directors and employees. For clients whose loan demands exceed the Subsidiary Bank’s internal concentration limit, arrangements may be made for portions of such loans to be participated to other financial institutions and intermediaries. The Subsidiary Bank also assists clients requiring other services not offered by the Subsidiary Bank to obtain such services from other providers. Additional services offered by the Subsidiary Bank include a night depository, courier service, bank-by-mail services, merchant windows, direct deposit, and notary services.

EFFECT OF GOVERNMENT POLICIES AND RECENT LEGISLATION

Banking is a business that largely depends on rate differentials. In general, the difference between the interest rate paid on deposits and other borrowings and the interest rate received on loans extended to customers and securities held in the Subsidiary Bank’s portfolio comprise the major portion of earnings. Rates are highly sensitive to many factors that are beyond the control of the Subsidiary Bank. Accordingly, earnings and growth are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve.  The Federal Reserve implements national monetary policies (with objectives such as price stability and moderate long-term interest rates) by its open-market operations in United States government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other agencies.

SUPERVISION AND REGULATION

The Subsidiary Bank is extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors rather than shareholders. The discussion below describes and summarizes certain statutes and regulations and are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations, and in the policies of regulators, may have a material effect on the Subsidiary Bank’s business and prospects. Operations may also be affected by changes in the policies of banking and other government regulators. The Subsidiary Bank cannot accurately predict the nature or extent of the effects on the Subsidiary Bank’s business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

Oversight.  SoCal is regularly reviewed to assess safety and soundness and compliance with applicable laws and regulations by the Federal Reserve, and the Subsidiary Bank is reviewed by its state regulatory agency, the California Department of Financial Institutions (“DFI”) and its primary federal regulator, the Federal Deposit Insurance Corporation (“FDIC”).

Recent Regulatory Actions

The Board of Directors of the Subsidiary Bank entered into a Memorandum of Understanding (the “Regulatory Agreement”) with the FDIC and the Commissioner of the DFI. The Regulatory Agreement sets forth certain actions required to be taken by management of the Subsidiary Bank.   The Regulatory Agreement, relates primarily to the Subsidiary Bank’s asset quality, loan loss reserves, capital, management, and earnings, and requires the Subsidiary Bank to submit plans and report to the DFI and the FDIC regarding its loan portfolio and profit plans, among other matters. Under the terms of the Regulatory Agreement, the Subsidiary Bank must achieve and maintain a Tier 1 leverage capital ratio and tangible shareholders’ equity to total tangible assets ratio of not less than 9% and a total risk based capital ratio at a minimum of 12% by December 31, 2009. Further, classified assets present at October 31, 2008 are required to be reduced relative to the sum of prevailing Tier 1 capital plus loan loss reserves to no more than 60% within 120 days and no more than 40% within 210 days.  As of March 31, 2009, these classified assets were 78% of prevailing Tier 1 capital plus loan loss reserves.  Additionally, the Regulatory Agreement requires that, prior to declaring or paying any cash dividends, the Subsidiary Bank must obtain the prior written consent of the FDIC and the DFI.

Federal Bank Holding Company Regulation.  SoCal is a registered bank holding company as defined in the Bank Holding Company Act of 1956 (the “Bank Holding Company Act”), as amended, and is therefore subject to regulation, supervision and examination by the Federal Reserve. In general, the Bank Holding Company Act limits the business of bank holding companies that are not financial holding companies to owning or controlling banks and engaging in other activities closely related to banking. SoCal must file reports with the Federal Reserve and must provide any additional information as required.

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

Holding Company Bank Ownership. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

●	acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares;

●	acquiring all or substantially all of the assets of another bank or bank holding company; or

●	merging or consolidating with another bank holding company.

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

Transactions with Affiliates. All FDIC-insured banks are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to a bank’s affiliates, including a holding company or a holding company’s other subsidiaries, on investments in their securities, and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions limit SoCal’s ability to obtain funds from the Subsidiary Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

Tying Arrangements. SoCal is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither SoCal nor the Subsidiary Bank may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us; or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of the Subsidiary Bank. Under Federal Reserve policy, SoCal is expected to act as a source of financial and managerial strength to the Subsidiary Bank. This means that SoCal is required to commit, as necessary, resources to support the Subsidiary Bank. Any loans that a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

State Law Restrictions. As a California corporation, SoCal is subject to certain limitations and restrictions under applicable California corporate law. For example, state law restrictions in California include limitations and restrictions relating to indemnification of directors, payment of dividends, maintenance of books, records and minutes, and observance of certain corporate formalities.

Federal and State Regulation. The Subsidiary Bank is an FDIC-insured, state-chartered banking corporation and is subject to various statutory requirements and rules and regulations promulgated and enforced primarily by the DFI and the FDIC. These statutes, rules, and regulations relate to insurance of deposits, required reserves, allowable investments, loans, mergers, consolidations, issuance of securities, payment of dividends, establishment of branches and other aspects of the business of the Subsidiary Bank. The FDIC has broad authority in prohibiting unsafe or unsound banking practices. In addition, federal law imposes a number of restrictions on state-chartered, FDIC-insured banks, and their subsidiaries. These restrictions include prohibitions against engaging as a principal in certain activities to the requirement of prior notification of branch closings.

Lending Limits. California state banking law generally limits the amount of funds that a bank may lend to a single borrower to 15% of shareholders’ equity, allowance for loan and lease losses, capital notes, and debentures of the bank for unsecured loans and 25% of such amounts for secured loans.

Liability of Commonly Controlled Institutions. Under federal law, institutions insured by the FDIC may be liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of commonly controlled FDIC-insured depository institutions or any assistance provided by the FDIC to commonly controlled FDIC-insured depository institutions in danger of default.  For purposes of these provisions of federal law, Presidio Bank and Green Bank, National Association are recognized as being commonly controlled with the Subsidiary Bank by the Fund.

Control of Financial Institutions.  California banking law provides that no person may acquire direct or indirect control of a California bank without the prior approval of the Commissioner of the DFI. A person who has the power to vote 10% or more of the voting stock of a California bank is presumed to control the bank.  The federal Change in Bank Control Act of 1978 generally imposes similar restrictions and prior notice requirements on the direct or indirect acquisition by a person of more than 10% of any class of voting stock of a bank or bank holding company.

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

Insider Credit Transactions. Banks are also subject to certain Federal Reserve restrictions on extensions of credit to executive officers, directors, principal shareholders, or any related interests of such persons (commonly referred to as insiders). Extensions of credit must (1) be made on substantially the same terms and pursuant to the same credit underwriting procedures as those for comparable transactions with persons who are neither insiders nor employees; and (2) not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in regulatory sanctions on the bank or its insiders.

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

Dividends. SoCal as a non-banking California corporation is subject to the restrictions under Section 500 of the California General Corporation Law on its ability to pay dividends to shareholders. Generally, a California corporation may not pay dividends unless:

●	the retained earnings of the corporation immediately prior to the distribution exceeds the amount of the distribution;

●	the assets of the corporation exceed 1.25 times its liabilities; or

●
the current assets of the corporation exceed its current liabilities, but if the average pre-tax earnings of the corporation before interest expenses for the two years preceding the distribution was less than the average interest expenses of the corporation for those years, the current assets of the corporation must exceed 1.25 times its current liabilities.

A primary source of a bank holding company’s cash receipts are dividends received from its subsidiary bank(s). Under California law, the directors of California state-licensed banks may declare distributions to shareholders (which include cash dividends), subject to the restriction that the amount available for the payment of cash dividends shall be the lesser of retained earnings of the bank or the bank’s net income for its last three fiscal years (less the amount of any distributions to shareholders made during such period). If the above test is not met, distributions to shareholders may be made only with the prior approval of the DFI Commissioner in an amount not exceeding the greater of a bank’s retained earnings, a bank’s net income for its last fiscal year, or a bank’s net income for its current fiscal year. If the Commissioner finds that the shareholders’ equity of a bank is not adequate, or that the making by a bank of a distribution to shareholders would be unsafe or unsound for the bank, the Commissioner can order a bank not to make any distribution to shareholders. At March 31, 2009, the Subsidiary Bank has an accumulated deficit of $46.4 million.   The Subsidiary Bank has entered into a Regulatory Agreement with its regulators that, among other things, requires the prior written consent of the FDIC and DFI before the Subsidiary Bank may declare or pay dividends.  See “Recent Regulatory Actions” above in this section for the discussion of the Regulatory Agreement.

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

Predatory Lending.  The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But predatory lending typically involves at least one, and perhaps all three, of the following elements:

●	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation, or asset-based lending;

●	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping; and

●	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the Home Ownership and Equity Protection Act of 1994:

●	interest rates for first lien mortgage loans in excess of 8 percentage points above comparable U.S. Treasury securities;

●	subordinate-lien loans of 10 percentage points above U.S. Treasury securities; and

●	fees, such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

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

Privacy.  Federal banking laws limit the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

●	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

●	annual notices of their privacy policies to current customers; and

●	a reasonable method for customers to opt out of disclosures to nonaffiliated third parties.

Interstate Banking and Branching.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) generally authorizes interstate branching. Currently, bank holding companies may purchase banks in any state, and banks may merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

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

Deposit Insurance. The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. Previously, the FDIC administered two separate insurance funds, the Bank Insurance Fund (“BIF”), which generally insured commercial bank and state savings bank deposits, and the Savings Association Insurance Fund (“SAIF”), which generally insured savings association deposits.

Under the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), which was signed into law on February 15, 2006, the Bank Insurance Fund and the Savings Association Insurance Fund were merged into a new combined fund, called the Deposit Insurance Fund (the “DIF”). The FDIC was also given greater latitude in setting the assessment rates for insured depository institutions which could be used to impose minimum assessments.

Pursuant to the Emergency Economic Stabilization Act of 2008, the maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2009.  On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program (“TLGP”) under which the FDIC will fully guarantee all non-interest-bearing transaction accounts and qualifying senior unsecured debt of any insured depository institutions or their qualified holding companies that did not opt out of the program issued between October 14, 2008 and June 30, 2009.  Qualifying senior unsecured debt includes federal funds purchased and certificates of deposit outstanding to the credit of the bank with a maturity of 30 days or greater.  The Subsidiary Bank opted to remain in both the transaction account guarantee and debt guarantee portions of the TLGP.

The FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. If the DIF’s reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.50%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums.  Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF.

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution’s ranking in one of four risk categories based on their examination ratings and capital ratios.  Under these regulations, all insured depository institutions are placed into one of four risk categories.  As of January 1, 2009, all insured institutions will pay a base rate assessment of 12 to 50 basis points for the first quarter of 2009 of assessable deposits based on the risk of loss to the DIF posed by the particular institution.

Institutions in Risk Category I will be assessed at an annual rate of 12 to 14 basis points for the first quarter of 2009.  This is a substantial increase from the base rate assessment of 2 to 4 basis points in effect during 2008.  The increase in the base rate assessment from 2008 to 2009 is due to insurance fund depletion in 2008 with an outlook for substantial further insurance fund payouts.  For institutions such as the Subsidiary Bank, which do not have a long-term public debt ratings, the individual risk assessment is based on its supervisory ratings and certain financial ratios and other measurements of its financial condition.  For institutions that have a long-term public debt rating, the individual risk assessment is based on its supervisory ratings and its debt rating.

On February 27, 2009, the FDIC issued new rules that took effect on April 1, 2009 which changed the way the FDIC differentiates risk and appropriate assessment rates.  Base assessment rates that took effect on April 1, 2009 ranged from 12 to 45 basis points, but giving effect to certain risk adjustments in the new rules, assessments may range from 7 to 77.5 basis points.  In addition, the FDIC also issued an interim final rule that, unless amended,  will impose an emergency special assessment of 20 basis points in addition to its risk-based assessment  The emergency special assessment will be based on deposit balances as of June 30, 2009 and collected on September 30, 2009.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. The FICO assessment rate for 2008 was approximately .0110% of insured deposits. These assessments will continue until the FICO bonds mature in 2017.

The FDIC may terminate the deposit insurance of any insured depository institution, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC.  It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital.  If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.  Management is aware of no existing circumstances which would result in termination of the Subsidiary Bank’s deposit insurance.

Capital Adequacy

Regulatory Capital Guidelines. Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. The guidelines are risk-based, meaning that they are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.

Tier 1 and Tier 2 Capital. Under the capital adequacy guidelines, the capital of an institution is divided into two broad categories, Tier 1 capital and Tier 2 capital. Tier 1 capital generally consists of common stockholders’ equity, surplus and undivided profits. Tier 2 capital generally consists of the allowance for loan losses, hybrid capital instruments, and subordinated debt. The sum of Tier 1 capital and Tier 2 capital represents an institution’s total capital. The guidelines require that at least 50% of an institution’s total capital consist of Tier 1 capital.  The Bank regulatory agencies can also impose stricter guidelines on an institution.  As described above, the Subsidiary Bank entered into a Regulatory Agreement with its regulators, which increased its minimum capital requirements.

Risk-based Capital Ratios. The adequacy of an institution’s capital is gauged primarily with reference to the institution’s risk-weighted assets. The guidelines assign risk weightings to an institution’s assets in an effort to quantify the relative risk of each asset and to determine the minimum capital required to support that risk. These risk-weighted assets are then compared with Tier 1 capital and total capital to arrive at a Tier 1risk-based ratio and a total risk-based ratio, respectively. The guidelines provide that an institution must have a minimum Tier 1 risk-based ratio of 4%, and a minimum total risk-based ratio of 8% to be considered adequately capitalized.

In March 2005, the Board of Governors of the Federal Reserve adopted a final rule that allows the continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies, subject to stricter quantitative limits and qualitative standards. Under the final ruling, qualifying mandatory preferred securities may be included in Tier 1 capital, subject to a limit of 25% of all core capital. Amounts of restricted core capital elements in excess of this limit generally may be included in Tier 2 capital. The quantitative limits become effective on March 31, 2011.  As of December 31, 2007, SoCal had no trust preferred securities outstanding.  However, as part of the Spectrum acquisition a total of $15.0 million of trust preferred securities were issued by a subsidiary of SoCal, and a corresponding amount of junior subordinated debentures were issued by SoCal.  In addition, SoCal sold $20 million of non-cumulative perpetual preferred stock to the Fund on December 10, 2007.  The trust preferred securities and the non-cumulative perpetual preferred stock are generally included in Tier I capital for regulatory capital purposes, and the trust preferred securities are subject to the quantitative limits discussed above.  In addition, the Federal Reserve also has a strong preference for voting common stockholders’ equity, which should be the dominant element within Tier 1 capital.  Thus where a banking organization relies excessively on nonvoting elements within Tier 1 capital, the Federal Reserve generally may require the banking organization to allocate a portion of the nonvoting elements to Tier 2 capital. At December 31, 2008 the balance of non-cumulative perpetual preferred stock was $23.0 million, reflecting both the original issuance amount as well as cumulative dividend-in-kind payments recorded since the original issuance date.

Leverage Ratio. The guidelines also employ a leverage ratio, which is Tier 1 capital as a percentage of average total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The minimum leverage ratio is 3%; however, for all but the most highly-rated bank holding companies and for bank holding companies seeking to expand, regulators generally expect a leverage ratio of 5% or more.  The Subsidiary Bank’s leverage ratio as of March 31, 2009 was 8.39%.

Prompt Corrective Action. Under the guidelines, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors. The categories range from “well-capitalized” to “critically undercapitalized.” Institutions that are deemed to be “undercapitalized,” depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions. SoCal was “adequately capitalized  and “well-capitalized” at December 31, 2008 and 2007, respectively.  The Subsidiary Bank’s Tier 1 risk-based capital ratio and leverage ratio exceeded the “well-capitalized” regulatory requirements at December 31, 2008 and 2007 and its total risk-based capital ratio exceeded the “adequately capitalized” regulatory capital requirement at December 31, 2008 and 2007.  Subsequent to December 31, 2008, SoCal made additional capital contributions to the Subsidiary Bank in the amount of $7.0 million.  Pursuant to a Regulatory Agreement between the Subsidiary Bank’s Board of Directors and the Subsidiary Bank’s regulators, discussed above, the Subsidiary Bank must achieve and thereafter maintain a tangible shareholder equity ratio of at least 9%, a Tier 1 leverage ratio of at least 9%, and a total risk-based capital ratio of at least 12% by December 31, 2009 so long as the Regulatory Agreement is in effect.  See “Recent Regulatory Actions” above in this section for a discussion of the Regulatory Agreement.

Corporate Governance and Accounting Legislation

Sarbanes-Oxley Act of 2002.  As a public company, SoCal is subject to the Sarbanes-Oxley Act of 2002 (the “Act”), which implements a broad range of corporate governance and financial reporting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing.  In general, the Act mandated important new corporate governance and financial reporting requirements intended to enhance the accuracy and transparency of public companies’ reported financial results. It established new responsibilities for corporate chief executive officers, chief financial officers and audit committees in the financial reporting process, and it created a new regulatory body to oversee auditors of public companies. It backed these requirements with new SEC enforcement tools, increased criminal penalties for federal mail, wire and securities fraud, and created new criminal penalties for document and record destruction in connection with federal investigations. It also increased the opportunity for more private litigation by lengthening the statute of limitations for securities fraud claims and providing new federal corporate whistleblower protection.

Section 402 of the Act prohibits the extension of personal loans to directors and executive officers of issuers (as defined in the Act).  The prohibition, however, does not apply to mortgages advanced by an insured depository institution that are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.

As a public reporting company, SoCal is subject to the requirements of the Act and related rules and regulations issued by the SEC. SoCal has incurred additional expense as a result of the Act, but it is not expected that such compliance will have a material impact on SoCal’s business.  SoCal intends to file a Form 15 Notice of Termination of Registration with the SEC in May 2009 which would suspend our filing obligations under the Exchange Act and suspend SoCal’s compliance obligation under the Act

Anti-terrorism Legislation

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

Bank Secrecy Act.  The Subsidiary Bank is subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers, and mandatory transaction reporting obligations.  By way of example, the Bank Secrecy Act imposes an affirmative obligation on the Subsidiary Bank to report currency transactions that exceed certain thresholds and to report other transactions determined to be suspicious.

Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among financial institutions, bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.  Among other requirements, the USA PATRIOT Act imposes the following obligations on financial institutions:

●
financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti-money laundering program;

●	financial institutions must establish and meet minimum standards for customer due diligence, identification and verification;

●
financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering through those accounts;

●
financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and are subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks; and

●
bank regulators are directed to consider a depository institution’s or holding company’s effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

Recent Regulatory Developments.    In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry. Proposals for legislation that could substantially intensify the regulation of the financial services industry are expected to be introduced in the U.S. Congress and in state legislatures. The agencies regulating the financial services industry also frequently adopt changes to their regulations. Substantial regulatory and legislative initiatives, including a comprehensive overhaul of the regulatory system in the U.S., are possible in the months or years ahead. Any such action could have a materially adverse effect on SoCal’s business, financial condition and results of operations.

Recent months have seen an unprecedented number of government initiatives designed to respond to the stresses experienced in financial markets.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (“EESA”) was signed into law on October 3, 2008. Pursuant to EESA, the U.S. Treasury was given the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Pursuant to EESA, the U.S. Treasury established the Troubled Asset Relief Program (“TARP”) and has since injected capital into many financial institutions under the TARP Capital Purchase Program (“TARP CPP”).

On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan (“FSP”), which, among other things, proposes to establish a new Capital Assistance Program (“CAP”) through which eligible banking institutions will have access to U.S. Treasury capital as a bridge to private capital until market conditions normalize, and extends the FDIC’s TLGP to October 31, 2009. As a complement to CAP, a new Public-Private Investment Fund on an initial scale of up to $500 billion, with the potential to expand up to $1 trillion, was announced to catalyze the removal of legacy assets from the balance sheets of financial institutions. This proposed fund will combine public and private capital with government financing to help free up capital to support new lending. In addition, the Federal Reserve’s existing Term Asset-Backed Securities Lending Facility (“TALF”) would be expanded (up to $1 trillion) with the intention of reducing credit spreads and restarting the securitized credit markets that in recent years supported a substantial portion of lending to households, students, small businesses, and others. Furthermore, the FSP proposes a new framework of governance and oversight to help ensure that banks receiving funds are held responsible for appropriate use of those funds through stronger conditions on lending, dividends and executive compensation along with enhanced reporting to the public. As of the date of this report, SoCal has decided not to participate in the CAP. However, it will continue to monitor emerging government programs to evaluate whether such programs would be applicable and beneficial to SoCal.

On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA is intended to provide tax breaks for individuals and businesses, direct aid to distressed states and individuals, and infrastructure spending. In addition, ARRA imposes new executive compensation and expenditure limits on all previous and future TARP CPP recipients and expands the class of employees to whom the limits and restrictions apply. ARRA also provides the opportunity for additional repayment flexibility for existing TARP CPP recipients. Among other things, ARRA prohibits the payment of bonuses, other incentive compensation and severance to certain highly paid employees (except in the form of restricted stock subject to specified limitations and conditions), and requires each TARP CPP recipient to comply with certain other executive compensation related requirements. These provisions modify the executive compensation provisions that were included in EESA, and in most instances apply retroactively for so long as any obligation arising from financial assistance provided to the recipient under TARP remains outstanding. To the extent that the executive compensation provisions in ARRA are more restrictive than the restrictions described in the Treasury’s executive compensation guidelines already issued under EESA, the new ARRA guidelines appear to supersede those restrictions. However, both ARRA and the existing Treasury guidelines contemplate that the Secretary of the Treasury will adopt standards to provide additional guidance regarding how the executive compensation restrictions under ARRA and EESA will be applied. Because, as of the date of this report, SoCal is not a TARP CPP recipient, such provisions are not currently applicable.

In addition, ARRA directs the Secretary of the Treasury to review previously-paid bonuses, retention awards and other compensation paid to the senior executive officers and certain other highly-compensated employees of each TARP CPP recipient to determine whether any such payments were excessive, inconsistent with the purposes of ARRA or the TARP, or otherwise contrary to the public interest. If the Secretary determines that any such payments have been made by a TARP CPP recipient, the Secretary will seek to negotiate with the TARP CPP recipient and the subject employee for appropriate reimbursements to the U.S. government (not the TARP CPP recipient) with respect to any such compensation or bonuses. ARRA also permits the Secretary, subject to consultation with the appropriate federal banking agency, to allow a TARP CPP recipient to repay any assistance previously provided to such TARP CPP recipient under the TARP, without regard to whether the TARP CPP recipient has replaced such funds from any source, and without regard to any waiting period. Any TARP CPP recipient that repays its TARP assistance pursuant to this provision would no longer be subject to the executive compensation provisions under ARRA. Because, as of the date of this report, SoCal is not a TARP CPP recipient, such provisions are not currently applicable to us.

On February 18, 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which proposes to provide refinancing for certain homeowners, to support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac, and to establish a Homeowner Stability Initiative to reach at-risk homeowners. Among other things, the Homeowner Stability Initiative would offer monetary incentive to mortgage servicers and mortgage holders for certain modifications of at-risk loans, and would establish an insurance fund designed to reduce foreclosures.

It is not clear at this time what impact EESA, the CPP, the TLGP, the FSP, AARA, HASP, or other liquidity and funding initiatives will have on the financial markets and the other difficulties described above, including the high levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Failure of these programs to address the issues noted above could have an adverse effect on the Subsidiary Bank’s business.

Future Legislation. Additional legislation, including proposals to change substantially the financial institution regulatory system, is from time to time introduced in Congress. Such legislation may change banking statutes and our operating environment in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. SoCal cannot predict whether any of this potential legislation will be enacted and, if enacted, the effect that it, or any implementing regulations, would have on its business, results of operations or financial condition.

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

The Final Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations.  This could include enhanced strategic planning, CRE underwriting policies, risk management, internal controls, portfolio stress testing and risk exposure limits as well as appropriately designed compensation and incentive programs.  Higher allowances for loan losses and higher capital levels may also be required.  The Final Guidance is triggered when one of the following CRE loan concentration measures is exceeded:

●	total reported loans for construction, land development, and other land of 100% or more of a bank’s total capital; or

●	total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total capital.

Management of SoCal believes that the Final Guidance may apply to its CRE lending activities due to the concentration in construction and land development loans in the Subsidiary Bank.  SoCal believes its Subsidiary Bank’s long-term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place are generally appropriate in managing its concentrations as required under the Final Guidance.  Furthermore, the Subsidiary Bank has adopted additional enhancements to its analysis and review of CRE concentrations consistent with Final Guidance requirements.

AVAILABLE INFORMATION

We maintain an Internet website at www.probizbank.com. The website contains information about us and our operations. The content of our website is not part of this report. Through a link to the Investor Relations section of our website, copies of each of our filings with the SEC, on Form 10-K, Form 10-Q and Form 8-K and all amendments to those reports, can be viewed and downloaded free of charge as soon as reasonably practicable after the reports and amendments are electronically filed with or furnished to the SEC.

In addition, copies of any document we file with or furnish to the SEC may be obtained from the SEC at its public reference room at 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the SEC’s public reference room by calling the SEC at 1-800-SEC-0330.  You can request copies of these documents, upon payment of a duplicating fee, by writing to the SEC at its principal office at 100 F Street, N.E., Washington, D.C. 20549. The SEC maintains an Internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file or furnish such information electronically with the SEC. Our SEC filings are accessible through the Internet at that website.

ITEM 1A.  RISK FACTORS

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

Risks Related to Our Business

If SoCal is not able to raise outside financing, SoCal may be forced to sell the Subsidiary Bank in order to pay its creditors.   In such case, holders of SoCal’s capital stock may not receive any consideration from the sale of the Subsidiary Bank.

As of March 31, 2009, SoCal had current unencumbered liquid assets of approximately $1.7 million, consisting primarily of cash and cash equivalents.  As of this date, SoCal had approximately $32.9 million of outstanding indebtedness.  SoCal has no borrowing availability under its current debt arrangements and is currently seeking, with the assistance of the Fund, its majority shareholder, other sources of liquidity.   Previously, SoCal has relied on the Fund for its financing needs.  However, the Fund has advised SoCal that it no longer has the capacity to extend SoCal further financial support.

SoCal is currently pursuing a restructuring plan which would have investors in SoCal debt (other than the secured lender) and preferred equity securities convert their holdings into SoCal common stock.  Management believes accomplishment of this restructuring would significantly improve SoCal’s potential for attracting new investors.  This restructuring plan would result in the issuance of new common equity that would dilute current common shareholders’ percentage ownership of SoCal, but would at the same time eliminate a substantial amount of senior claims.  The Fund has indicated a willingness to participate, but as of the date of this filing, all investors have not agreed to such conversion.  Therefore, we are not able to predict whether this or any other restructuring plan will be successful.  If SoCal is not able to complete some type of restructuring, SoCal believes that it is unlikely that any outside financing would be available on acceptable terms, if at all.  In addition, even if the restructuring plan is successful, SoCal may not be able to secure any financing or other sources of liquidity due to the difficult credit and investment environment for financial institutions.

If SoCal is not able to raise outside financing, it may be forced to sell the Subsidiary Bank to pay its creditors.  Under such a scenario, it is difficult to predict what price SoCal would be able to obtain for the Subsidiary Bank. Due to the forced nature of any such sale and the current difficult environment for financial institutions, the price that SoCal may be able to obtain for the Subsidiary Bank may not be sufficient to satisfy its obligations to creditors.  Therefore, there may not be any amounts available for distribution to the holders of SoCal’s capital stock in the event of a sale of the Subsidiary Bank.

Subsidiary Bank dividends and additional holding company debt and equity funding may be insufficient for SoCal to meet its financial obligations.

SoCal has contractual obligations to pay interest and repay loan principal as well as pay its ongoing operating expenses while acting as a source of strength to the Subsidiary Bank.  SoCal is a holding company with no significant assets beyond its investment in Subsidiary Bank equity.  SoCal’s ability to meet its obligations is heavily dependent on receiving dividends from the Subsidiary Bank and SoCal’s ability to attract new debt and equity investors.  The ability of the Subsidiary Bank to pay dividends is subject to the regulatory authority of the FDIC and the DFI.  At present, the Subsidiary Bank is prohibited from making dividend payments without their prior approval and is further legally constrained by a accumulated deficit of $42.8 million at December 31, 2008.  Further, current capital market disruptions and recent operating losses make raising funds at competitive rates challenging.  Any needed financing may not be available on acceptable terms, if at all.  If additional financing is not available when needed, you may lose your entire investment in SoCal.

SoCal’s operations and activities are subject to heightened regulatory oversight and further regulatory action may be taken.

As a result of a regulatory agreement (the “Regulatory Agreement”) between the Subsidiary Bank, the FDIC and the DFI, the Subsidiary Bank’s operations and activities are now subject to heightened regulatory oversight, over and above the extensive regulation which normally applies.  Our ability to conduct operations and meet our obligations requires, in many circumstances, that we obtain prior regulatory approval.  In addition, the Regulatory Agreement requires the Subsidiary Bank to have a plan to meet certain capital requirements, which will require it to raise its capital ratios.  Without a successful transaction to increase capital and/or a substantial restructuring and shrinking of the balance sheet, the Subsidiary Bank will not be able to become fully compliant with the provisions of the Regulatory Agreement. As a result of any failure to comply with the Regulatory Agreement, the FDIC or DFI may take further enforcement action, including a capital directive, a cease and desist order or placing the Subsidiary Bank into receivership with the FDIC.

The Subsidiary Bank’s allowance for loan losses may not be adequate to cover actual losses.

A significant source of risk arises from the possibility that losses could be sustained because borrowers, guarantors, and related parties may fail to perform in accordance with the terms of their loans and leases. The underwriting and credit monitoring policies and procedures that the Subsidiary Bank adopted to address this risk may not prevent unexpected losses that could have a material adverse effect on SoCal’s business, financial condition, results of operations and cash flows. Unexpected losses may arise from a wide variety of specific or systemic factors, many of which are beyond the Subsidiary Bank’s ability to predict, influence, or control.

Like all financial institutions, the Subsidiary Bank maintains an allowance for loan losses to provide for credit losses. The allowance for loan losses may not be adequate to cover actual loan losses, and future provisions for loan losses could materially and adversely affect the Subsidiary Bank’s business, financial condition, results of operations and cash flows. The allowance for loan losses reflects the Subsidiary Bank’s estimate of the probable losses in its loan portfolio at the relevant balance sheet date. Its allowance for loan losses is based on prior experience, as well as an evaluation of the known risks in the current portfolio, composition and growth of the loan portfolio and economic factors. The determination of an appropriate level of loan loss allowance is an inherently difficult process and is based on numerous assumptions. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, that may be beyond the Subsidiary Bank’s control and credit losses may exceed current estimates. Federal regulatory agencies, as an integral part of their examination process, review the Subsidiary Bank’s loans and allowance for loan losses. While the Subsidiary Bank believes that the allowance for loan losses is adequate to cover current losses, there is no assurance that it will not increase the allowance for loan losses further, or that regulators will not require increases to this allowance. Either of these occurrences could materially adversely affect the Subsidiary Bank’s business, financial condition, results of operations and cash flows.

SoCal has a very limited operating history and cannot assure future results.

SoCal was formed specifically for the acquisition of PBB and to be the platform for the Fund’s expansion into the Southern California financial services market. The acquisition of PBB closed on November 23, 2007. On January 31, 2008, SoCal acquired Spectrum which was merged into PBB on July 3, 2008.  SoCal’s business is subject to the risks inherent in the establishment of any new business enterprise in addition to the special risks of starting a new bank holding company. No assurance can be given what return, if any, holders of our common stock will receive on their investment.

The Subsidiary Bank’s loan portfolio is concentrated in real estate, which has a high degree of risk and a sustained downturn in real estate values may significantly affect the Subsidiary Bank’s business.

The continued downturn in the Subsidiary Bank’s real estate markets may adversely affect its business because many of the Subsidiary Bank’s loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices continue to decline, the value of real estate collateral securing the Subsidiary Bank’s loans would be reduced. Recoveries from the sale of defaulted loans through foreclosure and sale of the underlying real estate collateral would then be diminished, and the Subsidiary Bank would be more likely to suffer losses on defaulted loans. As of December 31, 2008, approximately 64% of the book value of Subsidiary Bank’s loan portfolio consisted of loans collateralized by various types of real estate.  Almost all of the Subsidiary Bank’s real property collateral is located in California. If real estate values continue to decline, especially in California, the collateral for the Subsidiary Bank’s loans will provide less security. Real estate values could also be affected by, among other things, earthquakes and national disasters particular to California. Any such downturn or disaster could have a material adverse effect on SoCal’s and the Subsidiary Bank’s business, financial condition, results of operations and cash flows.

SoCal may need to recognize a goodwill or core deposit intangible impairment charge.

Management is required to assess goodwill and other intangible assets at least annually for impairment. Goodwill is recognized when a company acquires a business and the purchased assets and liabilities are recorded at fair value. The fair value of most financial assets and liabilities is determined by discounting anticipated cash flows using current market rates applicable to each asset and liability. Excess consideration paid to acquire a business over the fair value of the acquired assets, less the fair value of assumed liabilities, is recorded as goodwill. The calculation of goodwill and the determination of impairment is an estimate subject to ongoing review based on certain factors such as declines in stock price, adverse economic conditions in the U.S. and international financial markets, unprecedented lack of liquidity, uncertainty regarding future economic policy and banking regulation changes and negative market sentiment towards the banking industry in general and additional impairment may be assessed in future periods.

During its impairment testing of goodwill during the third quarter of 2008, SoCal determined that its carrying amount exceeded its fair value, requiring it to record a goodwill impairment charge of $33.3 million.  If goodwill is written down further in future periods it may have a material affect on SoCal’s results of operations, but not regulatory capital ratios.

Additionally, core deposit intangible asset amortization is continuously reviewed to assess whether the amortization rate used for financial reporting purposes is consistent with actual acquired deposit attrition.  In the event that the pace of acquired deposit attrition exceeds that previously anticipated, the Subsidiary Bank would record an impairment charge and shorten the remaining core deposit intangible amortization period.

Other-than-temporary impairment (“OTTI”) charges in the Subsidiary Bank’s investment securities portfolio could result in significant losses and cause SoCal and the Subsidiary Bank to become significantly undercapitalized and adversely affect continuing operations.

At December 31, 2008, the Subsidiary Bank maintained a $23.9 million portfolio of private label collateralized mortgage obligations (“CMOs”) that are classified for financial reporting purposes as held-to-maturity.  These CMOs are secured by prime and “Alt-A” first lien residential mortgage loans and were purchased at a discount to par value.  At December 31, 2008, the fair value of these securities was $22.0 million.  Under U.S. generally accepted accounting principles, when a security is deemed to have OTTI, it must be written down to its fair value as a charge against net income.  As of December 31, 2008, and at the time of this filing, no OTTI charges have been recorded on this portfolio.  In April 2009, SoCal adopted Financial Accounting Standards Board (“FASB”) Staff Positions FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairment (OTTI)” which changes existing guidance for determining whether an impairment is other than temporary to debt securities, replaces the existing requirement that management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under FAS 115-2 and FAS 124-2, declines in fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of impairment related to other factors is recognized in Other Comprehensive Income in our consolidated financial statements. FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

The Subsidiary Bank closely monitors these and its other investment securities for changes in credit risk, and intends to hold these CMOs until the market value recovers or they mature.  These securities’ reported fair value is influenced by external market and other factors, including implementation of SEC and Financial Accounting Standards Board guidance on fair value accounting, and default and recovery rates on residential mortgage collateral underlying these CMOs, rating agency actions, and the prices at which observable market transactions in similar securities occur.  The current relatively illiquid market environment significantly limits the Subsidiary Bank’s ability to mitigate its exposure to valuation changes in these securities by selling them.  Accordingly, if market conditions deteriorate further and the Subsidiary Bank determines its holdings of these or other investment securities are OTTI, future earnings, shareholders’ equity, and regulatory capital could be adversely affected.

SoCal may violate existing loan covenants and be subjected to more punitive terms and have more operating restrictions imposed by the lender as a condition for receiving a covenant waiver or may have the loan declared to be in default.

SoCal has an $8.0 million loan from Pacific Coast Bankers’ Bank secured by the Subsidiary Bank’s stock that requires SoCal to satisfy financial covenants quarterly and places other restrictions on management.  On September 30, 2008, SoCal violated two of the four covenants and upon request and following payment of an administrative fee, received a waiver.  On December 31, 2008, SoCal violated three financial covenants relating to the amount of the Subsidiary Bank’s regulatory capital and debt service coverage.  Following payment of an administrative fee and execution of a loan amendment that increased the loan interest rate and accelerated the principal repayment schedule, SoCal received a waiver.  On March 31, 2009, SoCal violated one financial covenant relating to the amount of total capital.  On May 12, 2009, SoCal entered into an agreement with Pacific Coast Bankers’ Bank wherein the March 31, 2009 covenant violation was waived.  The agreement resets quarterly debt service payments to be interest-only from June 2009 through June 2010 and thereafter includes a fixed quarterly $300,000 principal repayment, creates an interest reserve account dedicated to making interest payments until exhausted and to be funded with a $0.8 million payment from SoCal in May 2009, requires a $200,000 principal payment in May 2009, and requires that SoCal grant each quarter, from June 2009 to and including June 2010, to Pacific Coast Bankers’ Bank, 10,000 warrants to purchase SoCal common stock at one cent per warrant.  The agreement requires that 25% of new SoCal capital financings be dedicated to principal payments on the Pacific Coast Bankers’ Bank loan, and that loan principal be paid down by $2.3 million by September 2010.

SoCal’s business is subject to interest rate risk and variations in interest rates may negatively affect its financial performance.

Changes in the interest rate environment in combination with unhedged interest rate positions may reduce SoCal’s net interest income. A substantial portion of the Subsidiary Bank’s income is derived from the differential or “spread” between the interest earned on loans, securities and other interest-earning assets, and interest paid on deposits, borrowings and other interest-bearing liabilities. Because of the differences in the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates will not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect its profitability. In addition, new loan origination volumes are affected by market interest rates on loans; rising interest rates generally are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates will decline and in falling interest rate environments, loan repayment rates will increase. In addition, an increase in the general level of interest rates may adversely affect the ability of certain borrowers to pay the interest on and principal of their obligations.  Changes in levels of market interest rates could materially and adversely affect SoCal’s net interest spread, asset quality, loan origination volume, business, financial condition, results of operations and cash flows.

Liquidity risk could impair the Subsidiary Bank’s ability to fund operations and jeopardize its financial condition.

Liquidity is essential to the Subsidiary Bank’s business.  An inability to raise funds through deposits, borrowings, capital contributions from SoCal and other sources could have a substantial negative effect on its liquidity.  The Subsidiary Bank’s access to funding sources in amounts adequate to finance its activities, on at least equitable terms, could be impaired by factors that impact it specifically or the financial services industry in general.  Factors that could detrimentally impact the Subsidiary Bank’s access to liquidity sources include a reduction in the level of business activity due to a market downturn or adverse regulatory action against it, or a decrease in depositor or investor confidence in the Subsidiary Bank.  Further, as a business bank, a significant portion of the Subsidiary Bank’s deposits are raised from companies in amounts that exceed levels covered by FDIC insurance.  In addition, the Subsidiary Bank’s ability to borrow could also be impaired by factors that are not specific to us, such as the severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking in the domestic and worldwide credit markets deteriorates.

SoCal may not be able to provide sufficient capital support required by its Subsidiary Bank.

Due to increased loan loss provision expense and a reduction in capital-eligible deferred tax assets, the Subsidiary Bank has needed capital support from SoCal.  In December 2008, SoCal contributed $1.0 million to the Subsidiary Bank and in the first quarter 2009 contributed a further $7.0 million.  Given a current unencumbered liquidity asset balance of $1.7 million and significant short-term maturing obligations, it is uncertain if SoCal will be able to meet any further capital needs by the Subsidiary Bank.  It is uncertain what action, if any, regulators would take in the event that the Subsidiary Bank’s future capital needs could not be met by SoCal.

The Fund may seek to deploy its assets into investments in the financial services industry through vehicles other than SoCal.

The Fund has provided financial support to SoCal to meet its liquidity requirements, including monies needed for SoCal to make capital contributions to the Subsidiary Bank.  The Fund is subject to concentration limits on its aggregate investments in any single company.  The Fund has advised management that following its $6.5 million loan to SoCal on March 31, 2009, it no longer has legal capacity to provide further direct financial support   Further, should the Fund obtain additional capacity under its concentration limits, the Fund may choose not to provide further direct support to SoCal and instead direct its capital to the pursuit other opportunities which it may consider, in its sole discretion, to be more advantageous to the Fund.

SoCal may not be able to successfully implement its longer term business strategy to expand through business combinations with regionally and strategically compatible financial institutions, and therefore its market value and profitability may suffer.

Growth through business combinations with other banks represents a key component of SoCal’s business strategy. Any future combinations will be accompanied by the risks commonly encountered, including, among other things:

●	difficulty in finding suitable business combination candidates willing to combine business on economic terms;

●	difficulty of integrating the operations and personnel;

●	potential disruption of the Subsidiary Bank’s ongoing business;

●
inability of management to maximize SoCal’s financial and strategic position by the successful implementation of uniform product offerings and the incorporation of uniform technology into the Subsidiary Bank’s product offerings and control systems; and

●	inability to maintain uniform standards, controls, procedures and policies and the impairment of relationships with employees and customers as a result of changes in management.

Moreover, SoCal’s inability to improve the operating performance of acquired banks or to integrate their operations successfully could have a material adverse effect on its business, financial condition, results of operations and cash flows. SoCal could incur substantial expenses, including the expenses of integrating the businesses of the acquired banks with its existing business.

SoCal expects that competition for additional acquisition candidates may be significant. SoCal may compete with other banks or financial service companies with similar acquisition strategies, many of which may be larger or have greater financial and other resources. The purchase price of banks that might be attractive acquisition candidates for SoCal may significantly exceed the fair values of their net assets. As a result, material goodwill and other intangible assets would be required to be recorded.

Depending upon the structure of an acquisition and the consideration SoCal may utilize, it may not be required to seek shareholder approval. Further, acquisitions may be structured to include cash consideration that may result in the depletion of a substantial portion of SoCal’s available cash or result in increasing its borrowings and interest payments.

Further, SoCal’s growth may place a strain on its administrative, operational and financial resources and increase demands on its systems and controls. SoCal anticipates its business growth may require continued enhancements to and expansion of its operating and financial systems and controls and may strain or significantly challenge them. The process of implementing the strategic integration of any acquired businesses may take a significant amount of time. It may also place additional strain on SoCal’s resources and could subject it to additional expenses. There is no assurance that SoCal will be able to integrate these businesses successfully or in a timely manner. In addition, SoCal cannot assure you that its existing operating and financial control systems and infrastructure will be adequate to maintain and effectively monitor future growth.

The following risks, associated with SoCal’s growth, could have a material adverse effect on its business, financial condition, results of operations and cash flows:

●	inability to raise the capital necessary to finance any future acquisition;

●	inability to continue to upgrade or maintain effective operating and financial control systems;

●	inability to recruit and hire necessary personnel or to successfully integrate new personnel into operations;

●	inability to integrate successfully the operations of acquired businesses or to manage growth effectively; or

●	inability to respond promptly or adequately to the emergence of unexpected expansion difficulties.

If the Subsidiary Bank cannot attract and retain deposits, growth may be inhibited.

The Subsidiary Bank’s long term strategy is to increase the level of its assets, including its loan portfolio. Its ability to increase assets depends in large part on its ability to attract and retain deposits at competitive rates. The Subsidiary Bank intends to seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in its markets and by establishing personal relationships with its customers. SoCal cannot assure you that these efforts will be successful. The Subsidiary Bank’s inability to attract additional deposits at competitive rates could have a material adverse effect on its business, financial condition, results of operations and cash flows.

SoCal is dependent upon the services of its management team.

SoCal is dependent upon the ability and experience of a number of key management personnel who have experience with its operations, the financial services industry and the markets in which the Subsidiary Bank offers our services. It is possible that the loss of the services of one or more senior executives or key managers would have an adverse effect on operations. SoCal’s success also depends on its ability to continue to attract, manage and retain other qualified personnel as it grows.

Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out SoCal’s strategies is often lengthy. SoCal’s success depends to a significant degree upon its ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of the SoCal’s management and personnel. In particular, SoCal’s success has been and continues to be highly dependent upon the abilities of key executives.

In 2008, SoCal appointed William Baribault as Chief Executive Officer and Executive Chairman, and James Westfall as Chief Financial Officer.  Upon Mr. Baribault’s resignation in March 2009, SoCal appointed Mary Lynn Lenz as President and Chief Executive Officer.  There is no assurance that turnover in senior executive positions with the attendant loss of operating continuity will not be experienced again in the future.

The Subsidiary Bank’s performance could be adversely affected by a diminished reputation among customers, employees, vendors, counterparties, and/or regulators.

Negative publicity or public opinion could adversely affect the Subsidiary Bank’s ability to keep and attract customers and expose it to adverse legal and regulatory consequences. Negative public opinion could result from the Subsidiary Bank’s actual or perceived conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and inadvertent disclosure, sharing or inadequate protection of customer information, and from actions taken by government regulators and community organizations in response to that conduct.

SoCal will rely on communications, information, operating and financial control systems technology from third-party service providers, and it may suffer an interruption in or breakdown of those systems that may result in lost business.

SoCal will rely heavily on third-party service providers for much of its communications, information, operating and financial control systems technology, including customer relationship management, general ledger, deposit, servicing and loan origination systems. Any failure or interruption or breach in security of these systems could result in failures or interruptions in SoCal’s customer relationship management, general ledger, deposit, servicing and/or loan origination systems. There is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by SoCal or the third parties on which SoCal relies. The occurrence of any failures or interruptions could have a material adverse effect on SoCal’s business, financial condition, results of operations and cash flows. If any of its third-party service providers experience financial, operational or technological difficulties, or if there is any other disruption in its relationships with them, SoCal may be required to locate alternative sources of such services, and there is no assurance that we could negotiate terms that are as favorable to SoCal, or could obtain services with similar functionality as found in the existing systems utilized by the Subsidiary Bank without the need to expend substantial resources, if at all. Any of these circumstances could have a material adverse effect on SoCal’s business, financial condition, results of operations and cash flows.

The Subsidiary Bank will be exposed to risk of environmental liabilities with respect to properties to which it takes title.

In the course of the Subsidiary Bank’s business, it may foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Subsidiary Bank may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if the Subsidiary Bank is the owner or former owner of a contaminated site, it may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If the Subsidiary Bank becomes subject to significant environmental liabilities, its business, financial condition, results of operations and cash flows could be materially adversely affected.

If SoCal fails to maintain an effective system of internal and disclosure controls, it may not be able to accurately report financial results or prevent fraud.

Effective internal and disclosure controls are necessary for SoCal to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If SoCal cannot provide reliable financial reports or prevent fraud, its reputation and operating results would be harmed. As part of SoCal’s ongoing monitoring of internal controls it may discover material weaknesses or significant deficiencies in its internal control as defined under standards adopted by the Public Company Accounting Oversight Board (“PCAOB”) that require remediation. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies that result in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a company’s financial reporting.

As a result of weaknesses that may be identified in SoCal’s internal controls, it may also identify certain deficiencies in some of its disclosure controls and procedures that SoCal believes require remediation. If SoCal discovers weaknesses, it will make efforts to improve its internal and disclosure controls. Any failure to maintain effective controls or timely effect any necessary improvement of its internal and disclosure controls could harm operating results or cause SoCal to fail to meet its reporting obligations. Ineffective internal and disclosure controls could also cause investors to lose confidence in SoCal’s reported financial information, which would likely have a negative effect on the trading price of its securities.

SoCal faces strong competition from financial service companies and other companies that offer banking services which could hurt its business.

SoCal conducts its banking operations primarily in Southern California. Increased competition in that market may result in reduced loans and deposits. Ultimately, SoCal may not be able to compete successfully against current and future competitors. Many competitors offer the banking services that the Subsidiary Bank offers. These competitors include national banks, regional banks and other community banks. SoCal will also face competition from many other types of financial institutions, including savings and loan associations, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, the competitors will include several major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions with larger capitalization and financial intermediaries not subject to bank regulatory restrictions may have larger lending limits which would allow them to serve the credit needs of larger customers. Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided, including new technology-driven products and services. Technological innovation continues to contribute to greater competition in domestic and international financial services markets as technological advances enable more companies to provide financial services. SoCal also faces competition from out-of-state financial intermediaries that have opened loan production offices or that solicit deposits in SoCal’s market areas. If the Subsidiary Bank is unable to attract and retain banking customers, it may be unable to achieve appropriate loan growth and level of deposits and its business, financial condition, results of operations and cash flows may be adversely affected.

The soundness of other financial institutions could adversely affect SoCal.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships.  SoCal and the Subsidiary Bank routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients.  Many of these transactions expose SoCal and the Subsidiary Bank to credit risk in the event of default of our counterparty or client.  In addition, SoCal’s and the Subsidiary Bank’s credit risk may be increased when the collateral we hold cannot be realized or is liquidated at prices not sufficient to recover the full amount of the secured obligation.  Such losses could materially and adversely affect SoCal’s and the Subsidiary Bank’s results of operations or earnings.

Risks Related to Our Industry

The current changing economic environment poses significant challenges.

SoCal is operating in a challenging and uncertain economic environment.  Financial institutions continue to be affected by the softening of the real estate market and constrained access to financial markets.  While the Subsidiary Bank has very limited direct exposure to the residential real estate market and while it has essentially no sub-prime residential loans or securities backed by such loans on our books, it is nevertheless affected by these market events.  Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, upward interest rate resets on adjustable rate mortgage loans and other factors could have adverse effects on the Subsidiary Bank’s borrowers which would adversely affect SoCal’s financial condition and results of operations.  This deterioration in economic conditions could drive losses beyond that which is provided for in the Subsidiary Bank’s allowance for loan losses and result in the following other consequences:

●	Increased loan delinquencies, nonaccrual loans and Other Real Estate Owned (“OREO”) assets;

●	Reduced demand for our products and services;

●	General depositor nervousness in bank industry stability, individual bank creditworthiness and FDIC system soundness may precipitate customer deposit withdrawals;

●	Collateral supporting the Subsidiary Bank’s real estate loans may decline in value, and in turn reduce customers’ borrowing power;

●	Reduced borrowing capacity under Federal Home Loan Bank borrowing facilities and loss of correspondent bank Federal Funds lines;

●
Reduced access to capital market debt and equity funding due to relative market illiquidity, general investor nervousness and heightened uncertainty about economic trends and future regulatory actions; and

●	Increased regulatory scrutiny and the added cost of compliance, including higher FDIC insurance assessments.

SoCal and the Subsidiary Bank are subject to extensive government regulation, which may restrict or direct management actions and priorities, and could result in a decrease in the value of your shares.

SoCal and the Subsidiary Bank are subject to extensive regulation, supervision and examination by the DFI, as its state regulatory agency, and by the FDIC as the insurer of its deposits up to certain limits.  This regulation and supervision limits the activities in which we may engage.  The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, in the case of FDIC regulation, the FDIC’s insurance fund.  Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers.  They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses.

As discussed above under the caption “Supervision and Regulation,” financial institutions have been the subject of significant legislative and regulatory changes and will continue to be the subject of further significant legislation or regulation in the future, none of which is within our control. These changes as well as any future change in the laws or regulations applicable to SoCal or the Subsidiary Bank, or in banking regulators’ supervisory policies or examination procedures, whether by the FDIC, other state or federal regulators, or the United States Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the cost and burden of compliance, over time, could significantly increase and adversely affect our ability to operate profitably.

Recent legislative and regulatory initiatives to address these difficult market and economic conditions may not stabilize the U.S. banking system.

The U.S. Congress enacted the EESA in response to the impact of the volatility and disruption in the capital and credit markets on the financial sector. The U.S. Department of the Treasury (the “Treasury”) and the federal banking regulators are implementing a number of programs under this legislation that are intended to address these conditions and the asset quality, capital and liquidity issues they have caused for certain financial institutions and to improve the general availability of credit for consumers and businesses. In addition, the U.S. Congress recently enacted the ARRA in an effort to save and create jobs, stimulate the U.S. economy and promote long-term growth and stability. There can be no assurance that EESA, ARRA or the programs that are implemented under them will achieve their intended purposes. The failure of EESA, ARRA or the programs that are implemented under them to achieve their intended purposes could result in a continuation or worsening of current economic and market conditions, and this could adversely affect our financial condition, results of operations, and/or the trading price of our common stock. Moreover, the success of government programs with regard the economy as a whole could still adversely affect our financial condition.

FDIC deposit insurance premiums have increased and may increase further in the future.

Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, at any time that the reserve ratio falls below 1.15%. The FDIC’s reserve ratio has continued to decline due to costs associated with bank failures and FDIC-assisted transactions, and the reserve ratio is expected to continue to decline due to future bank failures and FDIC-assisted transactions.

Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2009, and certain types of deposit accounts will have unlimited deposit insurance coverage through that date. On October 13, 2008, the FDIC established a Temporary Liquidity Guarantee Program under which the FDIC will fully guarantee all non-interest-bearing transaction accounts and all senior unsecured debt of any insured depository institutions or their qualified holding companies that did not opt out of the program issued between October 14, 2008 and June 30, 2009. Senior unsecured debt includes federal funds purchased and certificates of deposit outstanding to the credit of the bank with a maturity of 30 days or greater. These increases have increased the aggregate amount of deposits that the FDIC insures and thus have exposed the FDIC’s deposit insurance fund to potentially greater losses. The Subsidiary Bank will be subject to increased deposit premium expenses in 2009 and futures years which will have an adverse impact on our results of operations.

Risks Related to Our Securities

An investment in SoCal common stock may be illiquid or holders may find it difficult to sell their shares.

The limited trading of SoCal’s common stock may cause fluctuations in its traded market value to be exaggerated, leading to price volatility in excess of that which would occur if it were more actively traded.  In addition, even if a more active market in SoCal’s common stock develops, there is no assurance that such a market will continue or that you will be able to sell your shares in an orderly process.  Due to the absence of an actively traded market in SoCal common shares, investors seeking to sell their shares may have to accept reduced prices in order to stimulate buyer interest.

Future issuances or sales of shares of SoCal common stock could have an adverse effect on its common stock price and dilute existing shareholders.

As of May 1, 2009, SoCal had 3,332,500 shares of our common stock outstanding.  In addition, 1.5 million shares of our common stock are reserved for future issuance to directors, officers, employees and consultants under the Belvedere SoCal 2007 Equity Incentive Plan.  In addition, 179,312 shares of our common stock are reserved for future issuance pursuant to the warrants that were issued in connection with the acquisition of PBB.  Any sales of substantial amounts of common stock, including shares issued upon the exercise of outstanding options or warrants, may cause the market price of our common stock to decline.

Future sales of our common stock, or even the perception that such sales could occur, could adversely affect prevailing market prices for the shares of SoCal’s common stock and be dilutive to its shareholders. Such sales also might make it more difficult for us to sell equity securities in the future at a time and at a price that is deemed appropriate. SoCal’s inability to raise funds and capital through the issuance of equity securities or the conversion of existing debt or preferred stock to common or preferred stock could adversely affect SoCal’s business or its ability to implement its business plan.

Additionally, SoCal may need authorization for additional shares of common stock to satisfy the conversion of existing debt and/or preferred stock, which if issued may have an adverse effect on its common stock price and dilute existing shareholders.

SoCal has no present intention of paying dividends on its common stock, and its future ability to pay dividends is subject to restrictions.

SoCal’s ability to pay dividends is subject to the restrictions of the California Corporations Code and the Federal Reserve.  The ability of the Subsidiary Bank to pay dividends or make other capital distributions to SoCal will be subject to the regulatory authority of the FDIC and the DFI.

SoCal has also issued certain long term debt and corresponding junior subordinated deferrable interest debentures and perpetual non-cumulative preferred stock in connection with the acquisition of Spectrum, which contain provisions limiting SoCal’s ability to pay dividends on its common stock.  One of the agreements executed in connection with the secured loan to SoCal also contains certain restrictions on the ability of the Subsidiary Bank to pay dividends for purposes other than to service such debt.

Additionally, the Subsidiary Bank has entered into a regulatory agreement with its regulators that, among other things, requires the prior written consent of the FDIC and DFI before the Subsidiary Bank may declare or pay dividends.

Concentrated ownership of SoCal’s common stock creates a risk of sudden changes in its share price.

The Fund beneficially owned 73.9% of SoCal’s outstanding common stock at December 31, 2008.  Other shareholders may be subject to certain risks due to the Fund’s concentrated ownership position. The sale by the Fund of a significant portion of its respective holdings could have a material adverse effect on the market price of SoCal’s common stock.

Concentrated ownership of SoCal’s common stock creates a potential conflict of interest risk between the Fund and other common shareholders.

Since the Fund controls a majority of SoCal’s outstanding common stock, the Fund has the ability to control or influence the outcome of matters to be decided by a vote of SoCal’s shareholders and board of directors. As such, it may be able to cause SoCal to enter into transactions that may not be perceived as being in the best interests of the other shareholders. In addition, it may be able to delay or prevent a change in control of SoCal, even when a change in control may be in the best interests of other shareholders. The Fund could also forego acquisition opportunities in the event that its control position would be jeopardized.

The Fund’s general partner, Belvedere Capital, provides management services and oversight to SoCal, in addition to being general partner of the controlling shareholder, which may present a conflict between the interest of the Fund and SoCal’s other shareholders.

SoCal has entered into a management agreement with the Fund and the Fund’s general partner, under which the Fund’s general partner will provide certain management services to SoCal for a yearly fee. The fee is equal to 5% of the Subsidiary Bank’s pre-tax income but in no event shall such yearly fee be less than $200,000 or more than $750,000. The execution of SoCal’s business plan will be, in some ways, dependent on the management expertise of the Fund in using SoCal and the Subsidiary Bank as its platform for expansion into the financial services market in Southern California. The Fund’s agreements with SoCal, related fees, participation in management of SoCal, and its controlling interest in SoCal may present conflicts of interest between the Fund and SoCal’s other shareholders.

SoCal may default under its Pacific Coast Bankers’ Bank loan.

Should a loan default occur, PCBB has the right to foreclose on the loan and obtain the common stock of the Subsidiary Bank held as collateral and, subject to regulatory approvals, sell the Subsidiary Bank.  Should this occur, it is uncertain what, if any, remuneration SoCal common shareholders would ultimately receive for their SoCal shares.

Anti-takeover provisions and federal law may limit the ability of another party to acquire us, which could cause SoCal’s stock price to decline.

Various provisions of SoCal’s articles of incorporation and by-laws could delay or prevent a third-party from acquiring it, even if doing so might be beneficial to SoCal’s shareholders. These provisions provide for, among other things, advance notice requirements for director nominations, a supermajority approval of certain matters by the shareholders or board members, and the authorization to issue “blank check” preferred stock by action of the board of directors acting alone, thus without obtaining shareholder approval. The Bank Holding Company Act of 1956, as amended, and the Change in Bank Control Act of 1978, as amended, together with federal regulations, require that, depending on the particular circumstances, either FDIC approval must be obtained or notice must be furnished to the FDIC and not disapproved prior to any person or entity acquiring “control” of an FDIC insured bank, such as the Subsidiary Bank. These provisions may prevent a business combination that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for SoCal common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2.  PROPERTIES.

Currently, SoCal operates out of leased offices at One Maritime Plaza, Suite 825, San Francisco, California.  The Subsidiary Bank operates out of owned offices located at 2417 West Whittier Blvd., Montebello, and at leased offices at 199 South Los Robles, Suite 130, Pasadena, California; 250 North Orange Street, Glendale, California; 7110 North Fresno Street, Suite 340, Fresno, California; 15615 Alton Parkway, Irvine, California and 6094 Warner Avenue, Huntington Beach, California.

Premises are considered adequate for SoCal’s needs.  In management’s opinion, SoCal has sufficient insurance to cover its interests in the occupied premises.

ITEM 3.  LEGAL PROCEEDINGS.

SoCal is involved from time to time in a number of judicial, regulatory and arbitration proceedings and inquiries concerning matters arising in connection with the conduct of our business.  SoCal reviews such matters on a case-by-case basis and establishes any required reserves in accordance with Statement of Financial Accounting Standards No. 5, “Accounting For Contingencies.”  Management believes, based on currently available information, that the results of the following matter will not have a material adverse effect on SoCal’s financial condition but may be material to SoCal’s operating results or cash flows for any particular period, depending upon the operating results for such period.

On October 28, 2008, a former executive officer filed a suit against SoCal in the Superior Court of the State of California, claiming, among other things, breach of contract. No specific damages have been pleaded.  Depositions are in process and the Court has set an initial court date of September 28, 2009.  SoCal believes this case is without merit and intends to vigorously defend the claim.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders during the fourth quarter 2008.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is not listed on any national securities exchange or quoted on the OTC Bulletin Board.  Any trades are currently reported on the Pink Sheets under the symbol “BLVE.PK”. There is not an active market for our common stock and what limited trading that is currently reported on the Pink Sheets may cease at any time.  As of December 31, 2008, there were approximately 149 shareholders of record of SoCal common stock and 3,331,877 shares of common stock issued and outstanding.

The bid prices below are over-the-counter market quotations, as obtained from Pink Sheets, LLC. The limited trading market for SoCal’s common stock may cause fluctuations in the market value of our common stock to be exaggerated, leading to price volatility in excess of that which would occur in a more active trading of its common stock.

The following table shows the highs and low prices for the common stock for each quarter in 2008:

	Bid Prices
	Low	High
First quarter	11.80	21.60
Second quarter	7.05	12.10
Third quarter	6.00	8.10
Fourth quarter	1.00	6.25

In January 2008, SoCal filed a Form S-8 which registered 1,500,000 shares of its common stock, no par value, in connection with its 2007 Equity Incentive Plan.  On March 9, 2009, SoCal filed a post-effective amendment deregistering these shares, all of which remain unsold. On March 11, 2009, SoCal withdrew its registration statement on Form S-1, which was filed with the SEC on September 12, 2008 (the “Registration Statement”). No amendments to the Registration Statement were ever filed and no securities were sold in connection with the offering contemplated by the Registration Statement.  Subsequent to filing this Form 10-K, SoCal plans on filing a Form 15 Notice of Termination of Registration under Section 12h-3 of the Exchange Act, which would suspend its filing obligations under the Exchange Act.

Shareholders of SoCal common stock are entitled to receive dividends when and as declared by our board of directors (the “Board”) , out of funds legally available therefore, subject to a variety of regulatory restrictions.  In addition, SoCal has issued certain long term debt and corresponding junior subordinated deferrable interest debentures and perpetual non-cumulative preferred stock in connection with the acquisition of Spectrum, which contain provisions limiting SoCal’s ability to declare and pay dividends on its common stock in certain events.  SoCal has paid no cash dividends to its common shareholders since inception and has no present intent to commence the payment of dividends to common shareholders in the foreseeable future.  In addition, the California Financial Code and various other regulatory provisions restrict its ability to pay cash dividends.

Whether or not dividends, either cash or stock, will be paid in the future will be determined by SoCal’s Board after consideration of various factors.  SoCal’s profitability and regulatory capital ratios, in addition to other financial conditions and regulatory restrictions, will be key factors considered by the Board in making such determinations regarding the payment of dividends.

For sales of unregistered securities made by SoCal during the period covered by this report, please refer to our Quarterly Report on Form 10-Q filed on May 15, 2008.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

CAUTIONARY NOTES

Certain statements contained in this document,  including, without limitation, statements containing the words “believes”, “anticipates”, “intends”, “expects”, and words of similar import, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Such factors include, among others, the following: our inability to successfully implement our business strategy, our inability to successfully implement a restructuring plan, our inability to raise outside financing on acceptable terms, general economic and business conditions in those areas in which we operate, demographic changes, competition, fluctuations in interest rates, changes in business strategy or development plans, changes in governmental regulation, credit quality, the availability of capital, and other risk factors referenced in “Item 1A Risk Factors” and elsewhere in this document.  The risk factors and other cautionary statements made in this document should be read and understood as being applicable to all forward-looking statements wherever they appear in this document.  We disclaim any obligation to update any such factors or to publicly announce the results of any revisions to any of the forward-looking statements contained herein to reflect future events or developments, except as may be required by law.

The following includes discussion and analysis of the financial position at December 31, 2008 and 2007, and results for the year ended December 31, 2008 and the period ended December 31, 2007.

OVERVIEW

Formation and Structure

SoCal acquired PBB on November 23, 2007 and Spectrum on January 31, 2008.  Prior to November 23, 2007, SoCal had no significant operations.  Accordingly, the discussion of the results of operations and financial condition for periods subsequent to November 23, 2007 are for SoCal.  Periods prior to November 23, 2007 relate to PBB only.  Management believes the information is comparable since the sole subsidiary of SoCal through and including December 31, 2007 was PBB.  Results of operations for 2008 include Spectrum from January 31, 2008, the acquisition date, through December 31, 2008.

Effective July 3, 2008, PBB and Spectrum merged.  By combining the two banks, SoCal expects to improve operational efficiency, reduce regulatory compliance costs, and consolidate vendor relationships.  The merger was accounted for as a transfer of assets and liabilities between entities under common control and, accordingly, the assets and liabilities of Spectrum were transferred at their carrying amounts, similar to a pooling of interests.  The existing Spectrum branches and certain customer-related activities will continue to be conducted using the Spectrum brand.

SoCal Liquidity

The Subsidiary Bank is SoCal’s sole operating asset.  SoCal, like other bank holding companies, relies on dividends from the Subsidiary Bank and outside financing sources as its primary sources of liquidity.  At present, the Subsidiary Bank does not have the legal capacity to pay dividends.

As of March 31, 2009, SoCal had current unencumbered liquid assets of approximately $1.7 million, consisting primarily of cash and cash equivalents.  Pursuant to the May 12, 2009 signed term sheet, $1.0 million of SoCal unencumbered liquid assets will be committed in May 2009 to payment of interest and principal on the Pacific Coast Bankers’ Bank loan.  As of this date, SoCal had approximately $32.9 million of outstanding indebtedness, including $8 million of secured indebtedness, $9.5 million of senior unsecured notes held by the Fund and $15 million of subordinated indebtedness related to trust preferred securities.  SoCal has no borrowing availability under its current debt arrangements and is currently seeking, with the assistance of the Fund, other sources of liquidity.  Previously, SoCal has relied on the Fund for its financing needs.  However, the Fund has advised SoCal that it no longer has the capacity to extend SoCal further financial support.

While SoCal has deferred the scheduled April and May 2009 interest payments under the indenture related to the trust preferred securities, it continues to make interest payments under the $8.0 million of senior secured debt held by PCBB.  The modified interest rate on that loan is 810 basis points over 3-month LIBOR

As described above, SoCal entered into agreements with PCBB, which, among other things, waived certain covenant violations as of December 31, 2008 and at March 31, 2009.

The senior notes held by the Fund mature on July 1, 2009.  Although, SoCal currently anticipates that it will be able to negotiate an extension from the Fund or an agreement to convert the senior notes to equity, there can be no assurance that it will be able to do so.  However, the Fund has currently agreed to defer interest payments.

Due to SoCal’s ability to continue deferring interest payments on the trust preferred securities and assuming the Fund extends the maturity, or agrees to convert the senior notes, current unencumbered liquidity assets are sufficient to meet maturing obligations and normal operating expenses until August 2010.

As a result of the foregoing, SoCal is currently pursuing a plan under which investors in SoCal debt (other than the secured lender) and preferred equity securities would convert their holdings into SoCal common stock.  Management believes accomplishment of this restructuring would significantly improve SoCal’s potential for attracting new investors.  This restructuring plan would result in the issuance of new common shares that would dilute current common shareholders’ percentage ownership of SoCal, but would at the same time eliminate a substantial amount of debt and preferred equity.  As of the date of this filing, the holders have not agreed to such conversion but the Fund has indicated its interest in a proposed conversion but the exact terms have yet to be determined.  Therefore,  SoCal cannot provide any assurance that the restructuring plan will be successful.  In addition, even if the restructuring plan is successful, we can provide no assurance that any financing or other sources of liquidity will be available to SoCal on acceptable terms, if at all.

See “Business—Near Term Stabilization Strategy” above for more detail on SoCal’s restructuring plan; see also “—Liquidity” below for more information on SoCal’s liquidity position, including its outstanding debt instruments.

Recent SoCal Operating Results

In the first quarter 2009, SoCal incurred a loss of $4.3 million.  Key contributing factors were a $2.7 million loan loss provision and a $0.7 million severance expense.  The loan loss provision expense was primarily attributable to the continued decline of both national and local market business conditions.  During the first quarter there was a $4.4 million increase in nonaccrual loans and $7.0 million increase in non-performing assets recorded.

The Subsidiary Bank’s regulatory capital ratios at March 31, 2009 improved relative to December 31, 2008.  The improvement was due to $7.0 million of capital contributions made by SoCal during the first quarter, partially offset by the first quarter operating loss.

During the first quarter, SoCal borrowed $9 million from the Fund and contributed $7 million of capital to the Subsidiary Bank.  The remainder of these loan proceeds augmented SoCal’s cash and cash equivalent account.  Additionally, SoCal renegotiated its Pacific Coast Bankers’ Bank loan in order to obtain a waiver for December 31, 2008 and March 31, 2009 financial covenant violations.  A description of the amended loan agreement is included on page 40.

At March 31, 2009, SoCal had $1.7 million of unencumbered cash and equivalents.  By comparison, SoCal has projected net cash expenditure obligations of $1.4 million for the remainder of 2009.  Monies due Pacific Coast Bankers’ Bank constitute $1.1 million of this total.  The Subsidiary Bank does not currently or prospectively have dividend payment capacity.  Management and  the board have had discussions with potential investors, but it is uncertain what, if any, new funding may be obtained from these sources.

CONSOLIDATED EARNINGS SUMMARY

Financial data for 2008 includes the consolidated results of SoCal and the Subsidiary Bank.  For comparative analysis, PBB’s net loss of $843 thousand for the period January 1, 2007 through November 23, 2007 (pre-acquisition) is combined with PBB’s net income of $99 thousand for the period from November 24, 2007 to December 31, 2007, SoCal’s loss for 2007 of $473 thousand and a $143 thousand (net of tax) pro forma adjustment for additional amortization of the PBB core deposit intangible for a total pro forma combined loss of $1.4 million, or $(0.68), basic and diluted earnings per share.

The following unaudited pro forma financial information is presented for information purposes only and you should not assume that the combined company would have achieved the pro forma results if they had actually been combined at the beginning of the period presented.

UNAUDITED PRO FORMA COMBINED CONDENSED INCOME STATEMENT
FOR THE YEAR ENDED DECEMBER 31, 2007

	Professional Business Bank		Belvedere SoCal
	January 1 - November 23, 2007	November 24 - December 31, 2007	January 17 (inception) - December 31, 2007	Combined	Pro Forma Adjustments		Pro Forma Combined
Interest income:
Interest and fees on loans	$13,369	$1,769	$-	$15,138	$-		$15,138
Interest on investments	589	46		635			635
Other interest income	519	40		559			559
Total interest income	14,477	1,855	-	16,332	-		16,332

Interest expense:
Interest on NOW, savings and money market	2,369	121		2,490			2,490
Interest on time deposits less than $100,000	1,030	194		1,224			1,224
Interest on time deposits $100,000 and over	671	140		811			811
Interest on other borrowings	358	23	170	551			551
Total interest expense	4,428	478	170	5,076	-		5,076

Net interest income	10,049	1,377	(170)	11,256	-		11,256

Provision for loan losses	1,903	351	-	2,254	-		2,254

Net interest income after provision for loan losses	8,146	1,026	(170)	9,002	-		9,002

Non-interest income:
Service charges and fees	388	44	-	432	-		432
Other income	1	3	-	4	-		4
Total non-interest income	389	47	-	436	-		436

Non-interest expense:
Salaries and employee benefits	5,355	530	37	5,922	-		5,922
Occupancy and equipment expenses	603	78		681	-		681
Professional fees	1,716	72	568	2,356	-		2,356
Office and administrative expenses	724	95	30	849	-		849
Loan origination expenses	30	1		31	-		31
Other expenses	1,309	128		1,437	242	A	1,679
Total non-interest expense	9,737	904	635	11,276	242		11,518

Income (loss) before tax expense (benefit)	(1,202)	169	(805)	(1,838)	(242)		(2,080)

Income tax expense (benefit)	(359)	70	(332)	(621)	(99)		(720)

Net income (loss)	$(843)	99	(473)	$(1,217)	$(143)		$(1,360)

Net loss per share - basic	$(0.42)				$-		$(0.68)
Net loss per share - diluted	n/a						n/a
Weighted average shares - basic	1,998,199						2,011,343

(A)  Represents amortization of PBB core deposit intangible

The net loss in 2008 was $46.0 million, or $15.28 per diluted share, compared to the pro forma net loss of $1.4 million, or $0.68 per diluted share, in 2007.  Net interest income before provision for loan losses increased $3.7 million, or 33.0%, to $15.0 million for the year ended December 31, 2008, compared to $11.3 million for the prior year.  The increase was primarily due to an increase in interest-earning assets due to the acquisition of Spectrum, as well as a decline in our average cost of funds, as deposits have repriced downward in response to lower market interest rates.  Noninterest income increased $717,000, or 164.4%, to $1.2 million in 2008 compared to $436,000 in 2007 due to the acquisition of Spectrum’s deposit base.  Noninterest expense increased $39.4 million, or 342.5%, from $11.5 million in 2007 to $51.0 million in 2008.  The increase resulted from a $33.3 million goodwill impairment charge, a $3.4 million, or 57.2%, increase in personnel costs, and a $2.8 million, or 49.3% increase in other noninterest expenses.  The acquisition of Spectrum was the primary cause for the personnel and other noninterest expense increases.

CONSOLIDATED BALANCE SHEET SUMMARY

As of December 31, 2008, total assets were $384.9 million, an increase of $114.8 million, or 42.5%, from total assets of $270.1 million at December 31, 2007.   Net loans grew from $210.3 million at December 31, 2007 to $299.4 million at December 31, 2008, an increase of $89.1 million, or 42.4%.  Deposits grew from $194.0 million at December 31, 2007 to $303.7 million at December 31, 2008, an increase of $109.7 million, or 56.5%.  The primary reason for the increase in assets, loans and deposits relates to the acquisition of Spectrum, which contributed $187.4 million in assets, $79.5 million in loans and $142.0 million in deposits at the acquisition date.

The allowance for loan losses as a percentage of total loans was 2.9% and 1.9% at December 31, 2008 and 2007, respectively.  During the year ended December 31, 2008, net charge-offs totaled $7.5 million, compared to $46,000 during the prior year.

Shareholders’ equity decreased $23.8 million for the year ended December 31, 2008 primarily due to the net loss in 2008 offset by issuance of common stock to the Fund to provide cash in connection with the acquisition of Spectrum.

The following table sets forth several key operating ratios:

	Year Ended December 31,
	2008	2007

Return on Average Assets	-10.93%	-0.66%
Return on Average Equity	-67.57%	-4.97%

CRITICAL ACCOUNTING POLICIES

This discussion and analysis is based upon SoCal’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires SoCal’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingencies. A summary of the more significant accounting policies of SoCal can be found in Note 1 to the audited financial statements included herein.

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

Allowance for Loan Losses.  The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged off, net of recoveries. The provision for loan losses is determined based on management’s assessment of several factors, including reviews and evaluation of specific loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences, the level of classified and nonperforming loans and the results of regulatory examinations.  Refer to “Provision and Allowance for Loan Losses” on page 37 for a full discussion of SoCal’s methodology of assessing the adequacy of the allowance for loan losses.

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

The Subsidiary Bank has an analysis of its portfolio performed on a quarterly basis utilizing a model which calculates an estimated reserve based upon loan type, collateral type, geographic location and credit grade.  The model estimates the likelihood of payment default, and the potential charge-off rate given default.  The model is further enhanced for Joint Policy Statement factors and actual loan performance on a loan by loan basis.  Underlying factors for geography, collateral type and overall payment history and losses given default are adjusted quarterly from call report data gathered from approximately 1,100 small community banks in the Western United States.

Goodwill and Other Intangibles.  Net assets of entities acquired in purchase transactions are recorded at fair value at the date of acquisition. The historical cost basis of individual assets and liabilities are adjusted to reflect their fair value. Identified intangibles are amortized on a straight-line basis over the period benefited. Goodwill is not amortized for book purposes, although it is reviewed for potential impairment on an annual basis, or if events or circumstances indicate a potential impairment. The impairment test is performed in two phases. The first step of the goodwill impairment test compares the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired; however, if the carrying amount of the reporting unit exceeds its fair value, an additional procedure must be performed. That additional procedure compares the implied fair value of the reporting unit’s goodwill (as defined in SFAS No. 142,  Goodwill and Other Intangible Assets ) with the carrying amount of that goodwill. An impairment loss is recorded to the extent that the carrying amount of goodwill exceeds its implied fair value.  During the third quarter of 2008, SoCal engaged a third party to provide an independent impairment analysis of goodwill in accordance with the requirements of SFAS 142. The fair value of SoCal was determined using valuation approaches typically applied in business combinations involving financial institutions: (1) comparable transactions approach, (2) discounted cash flow approach and (3) control premium approach. The process of evaluating goodwill for impairment requires assumptions and estimates including market trends and multiples of companies engaged in similar businesses. If any of those assumptions change over time, the estimated value assigned to goodwill could change significantly.

The independent analysis resulted in a non-cash charge of $33.3 million for the write-down of goodwill.  The charge does not affect our tangible equity or our liquidity position.  Regulatory capital ratios are unaffected by the write-down of goodwill.  As goodwill is not tax deductible at the time of acquisition, there is no corresponding tax impact for the write-down of this asset.  This charge is not expected to impact ongoing operations.

Other intangible assets subject to amortization are also evaluated for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets . An impairment loss will be recognized if the carrying amount of the intangible asset is not recoverable and exceeds fair value. The carrying amount of the intangible is considered “not recoverable” if it exceeds the sum of the undiscounted cash flows expected to result from the use of the asset.

Fair Value Measurements.  Effective January 1, 2008, SoCal adopted SFAS No. 157, Fair Value Measurements, which among other things, requires enhanced disclosures about financial instruments carried at fair value. SFAS No. 157 establishes a hierarchical disclosure framework associated with the level of observable pricing scenarios utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of the observable pricing scenario. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of observable pricing and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no observable pricing and a higher degree of judgment utilized in measuring fair value.

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

Accounting for Income Taxes. SoCal files its income taxes on a consolidated basis with its Subsidiary Bank. The allocation of income tax expense (benefit) represents each entity’s proportionate share of the consolidated provision for income taxes.

SoCal applies the asset and liability method to account for income taxes. Deferred tax assets and liabilities are calculated by applying applicable tax laws to the differences between the financial statement basis and the tax basis of assets and liabilities. The effect on deferred taxes of changes in tax laws and rates is recognized in income in the period that includes the enactment date.  A valuation allowance is established to reduce deferred tax assets to the level at which it is “more likely than not” that the tax assets or liabilities will be realized.  Realization of tax benefits of deductible temporary differences and operating loss carry forwards depends on having sufficient taxable income of an appropriate character within the carry forward periods.

SoCal accounts for uncertainty in income taxes under FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Under the provisions of FIN 48, only tax positions that meet the more likely than not recognition threshold that the tax position would be sustained in a tax examination are recognized.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than fifty percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Impairment of Investment Securities. Investment securities are evaluated for other-than-temporary impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, the financial condition of the issuer, rating agency changes related to the issuer’s securities and the intent and ability of the Bank to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

	For the Year Ended December 31,
	2008			2007
			Average			Average
		Interest	Yield or		Interest	Yield or
	Average	Earned	Rate	Average	Earned	Rate
	Balance	or Paid	Paid	Balance	or Paid	Paid
Assets
Interest-Earning Assets:
Investment Securities-taxable	$24,217	$1,280	5.29%	$13,394	$635	4.74%
Investment Securities-nontaxable	7,308	298	6.18%	-	-	-
Interest-Bearing Deposits with Other Financial Institutions	892	46	5.16%	2,021	154	7.62%
Federal Funds Sold	13,868	300	2.16%	7,935	406	5.12%
Loans	301,688	21,226	7.04%	170,658	15,138	8.87%
Total Interest-Earning Assets	347,973	23,150	6.65%	194,008	16,333	8.42%

Noninterest-Earning Assets:
Cash and Due from Banks	8,294			6,953
Premises and Equipment	4,837			461
Accrued Interest and Other Assets	15,718			6,976
Goodwill	46,366			-
Other Intangible Assets, Net	2,776			-
Other Real Estate Owned	752			-
Allowance for Loan Losses	(5,841)			(2,609)
Total Assets	$420,875			$205,789

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Money Market, Savings and NOW	$83,061	1,175	1.41%	$74,306	2,491	3.35%
Time Deposits under $100,000	75,521	2,857	3.78%	23,817	1,225	5.14%
Time Deposits of $100,000 or More	57,009	2,014	3.53%	15,672	810	5.17%
Short-Term Borrowings	12,766	323	2.53%	7,802	551	7.06%
Junior Subordinated Debentures	14,154	1,418	10.02%	-	-	-
Notes Payable	7,322	388	5.30%	-	-	-
Total Interest-Bearing Liabilities	249,833	8,175	3.27%	121,597	5,077	4.18%

Noninterest-Bearing Liabilities:
Demand Deposits	99,005			55,471
Other Liabilities	3,966			1,359
Shareholders’ Equity	68,071			27,362
Total Liabilities and Shareholders’ Equity	$420,875			$205,789
Net Interest Income		$14,975			$11,256

Net Yield on Interest-
Earning Assets (Net Interest Margin)			4.30%			5.80%

Yields are computed on a tax equivalent basis resulting in an adjustment of $154,000 to interest earned on municipal bonds for the year ended December 31, 2008.  There were no municipal bonds held during 2007.

CONSOLIDATED EARNINGS ANALYSIS

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

	Year Ended December 31, 2008
	versus
	Year Ended December 31, 2007
	Increase (Decrease) Due
	To Change in
	Volume	Rate	Total
Interest-Earning Assets:
Investment Securities-Taxable	$565	$80	$645
Investment Securities-Nontaxable	298	-	298
Interest Bearing Deposits in Other Financial Institutions	(68)	(40)	(108)
Federal Funds Sold	205	(311)	(106)
Loans	9,729	(3,641)	6,088
Total Interest Income	10,729	(3,912)	6,817

Interest-Bearing Liabilities:
Money Market, Savings and NOW	265	(1,581)	(1,316)
Time Deposits under $100,000	2,032	(400)	1,632
Time Deposits of $100,000 or More	1,533	(329)	1,204
Short-Term Borrowings	239	(467)	(228)
Notes Payable	388	-	388
Junior Subordinated Debentures	1,418	-	1,418
Total Interest Expense	5,875	(2,777)	3,098
Net Interest Income	$4,854	$(1,135)	$3,719

Net interest income was $15.0 million and $11.3 million for the years ended December 31, 2008 and 2007, respectively. The increase of $3.7 million, or 33.0%, was primarily due to the increase in average interest-earning assets in 2008 over 2007 due to the Spectrum acquisition. The net interest margin was 4.30% and 5.80% for 2008 and 2007, respectively. The decrease in net interest margin is primarily due to declines in market interest rates and additional holding company financings.

Interest income was $23.2 million and $16.3 million for 2008 and 2007, respectively. The year over year increase of $6.8 million, or 41.7%, was due to the $154.0 million, or 79.4%, increase in average interest-earning assets year over year. The yield on interest-earning assets decreased 177 basis points from 8.42% to 6.65% for 2007 and 2008, respectively, due to a decrease in average market rates year over year.  The prime rate decreased seven times, totaling a reduction of 400 basis points from December 31, 2007 to December 31, 2008.  Variable rate loans, with rates primarily tied to the prime rate, comprise approximately 64% of the loan portfolio.  The decline in prime rate impacted the loan portfolio immediately and to a greater extent than its impact on the interest-bearing liabilities generally due to a lag in deposit repricing as compared to loans.

Interest expense was $8.2 million and $5.1 million for the years ended December 31, 2008 and 2007, respectively. The increase of $3.1 million, or 61.1%, was due to the increase in average interest-bearing liabilities resulting from the acquisition of Spectrum along with an increase in holding company debt issued in conjunction with the Spectrum acquisition.  The average balance of interest-bearing liabilities increased $128.2 million, or 105.5%, from $121.6 million to $249.8 million for 2007 and 2008, respectively. The average rate paid on interest-bearing liabilities decreased 91 basis points from 4.18% to 3.27% for 2007 and 2008, respectively, in response to lower market interest rates.

NONINTEREST INCOME

Noninterest income consists primarily of service charges on deposit accounts. Noninterest income was $1.2 million for 2008 compared to $436,000 for 2007.  Virtually all of the increase relates to the acquisition of Spectrum’s deposit base.  During 2008, losses on sales of available-for-sale investment securities of $116,000 were included in non-interest income.  There were no sales of investment securities during 2007.

NONINTEREST EXPENSE

Noninterest expense reflects SoCal’s costs of operations including systems, facilities, personnel, and administration. The following are the major components of noninterest expense for the years ended December 31, 2008 and 2007 (dollar amounts in thousands):

	2008	2007	Percent Change

Salaries and employee benefits	$9,307	$5,922	57.2%
Professional fees	2,566	2,356	8.9%
Occupancy and equipment	1,443	681	111.9%
Data processing	1,268	551	130.3%
Other intangible asset amortization	499	276	80.6%
Office and administrative expenses	490	263	86.0%
Correspondent banking fees	472	556	(15.0%)
Insurance	432	202	113.8%
Marketing and business promotion	125	136	(8.5%)
Goodwill impairment charge	33,301	-	100.0%
Other expenses	1,061	575	84.6%
Total	$50,964	$11,518	342.5%

The increase of $39.4 million in noninterest expense, or 342.5%, for 2008 over 2007 was primarily due to the following:

●	The $33.3 million goodwill impairment charge in 2008 resulted from an independent analysis performed in the third quarter of 2008 which has been discussed previously.

●
Salary and employee benefits increased $3.4 million, or 57.2%, due to the addition of 33 full-time and two part-time Spectrum employees.   The remainder of the increase was the result of increased stock-based compensation costs, salary adjustments and other employee benefits.

●	Professional fees increased $210,000, or 8.9%, which is reflective of the larger organization in 2008.

●	Occupancy and equipment expenses increased $762,000, or 111.9%, due to the acquisition of Spectrum, which added three branch offices to the existing branches of PBB.

●	Data processing expenses increased $717,000, or 130.3%, due to system conversion costs and the increased transaction volume subsequent to the acquisition of Spectrum.

●	Other intangible asset amortization increased $223,000 or 80.6%, due to the amortization of Spectrum’s core deposit intangible in 2008.

●	Office and administrative expenses increased $227,000, or 86.0%, due to increased administrative costs associated with the expanded organization subsequent to the acquisition of Spectrum.

●	Correspondent banking fees decreased $83,000, or 15.0%, due to reduced costs resulting from the consolidation of PBB and Spectrum correspondent banking relationships.

●	Insurance costs increased $230,000, or 113.8%, due primarily to FDIC insurance assessments on the increased deposit base resulting from the Spectrum acquisition.

●	Marketing and business promotion expenses decreased $11,000, or 8.5%.

●	Other expenses increased $486,000, or 84.6%, due to expenses incurred by SoCal and the larger organization including increased courier costs, collection and foreclosure costs and ATM related expenses.

As a percentage of average assets, noninterest expense was 12.1%, of which 65% was attributable to a goodwill impairment charge, and 5.6% in 2008 and 2007, respectively.

INCOME TAXES

The income tax expense (benefit) was $384,000, or an effective rate of 0.84%, and ($720,000), or an effective rate of (34.6)%, for 2008 and 2007, respectively. The lower absolute income tax expense rate in 2008 was due to the nondeductibility of the goodwill impairment charge along with a $5.6 million valuation allowance recorded on deferred tax assets. The income tax benefit for 2007 was due primarily to the 2007 acquisition that occurred during the year and the related impact on operations. As of December 31, 2008, SoCal has net operating loss carry forwards of approximately $15.1 million for federal income tax and $17.7 million for California franchise tax purposes.  Federal net operating loss carry forwards, to the extent not used, will expire in 2028. California net operating loss carry forwards, to the extent not used, will expire in 2030.

A valuation allowance is established for any deferred tax assets for which management does not believe it is more-likely-than-not that the full future tax benefit will be utilized. At December 31, 2008, management does not believe it is more-likely-than-not that $5.6 million of our net deferred tax asset will be realized.  Accordingly, a valuation allowance of $5.6 million has been established against such benefits. No valuation allowance was considered necessary at December 31, 2007.

CONSOLIDATED BALANCE SHEET ANALYSIS

INVESTMENT PORTFOLIO

The following table summarizes the amounts and distribution of investment securities held as of the dates indicated (dollar amounts in thousands):

	December 31, 2008			December 31, 2007
			Weighted			Weighted
	Amortized	Market	Average	Amortized	Market	Average
	Cost	Value	Yield	Cost	Value	Yield
Available-for-Sale Securities

U.S. Government Agencies
Within One Year	$-	$-		$2,004	$2,002	4.24%
One to Five Years	1,628	1,704	5.85%	2,024	2,024	5.42%
	1,628	1,704	5.85%	4,028	4,026	4.40%

States and Political Subdivisions
Over Ten Years	6,253	6,112	4.10%	-	-	-
	6,253	6,112	4.10%			-
Mortgage-Backed Securities
Within One Year	1,163	1,161	3.80%	-	-
One to Five Years	-	-		1,230	1,231	4.16%
After Five Years to Ten Years	151	152	4.99%	558	559	4.98%
Over Ten Years	346	338	5.80%	2,953	2,970	4.78%
	1,660	1,651	4.32%	4,741	4,760	4.84%

Subtotal available-for-sale securities	9,541	9,467	4.45%	8,769	8,786	4.56%

Held-to-Maturity Securities

Private Label Collateralized Mortgage Obligations
Over Ten Years	23,854	21,967	5.81%	-	-	-
	23,854	21,967	5.81%	-	-	-

Total investment securities	$33,395	$31,434	5.40%	$8,769	$8,786	4.56%

During 2008, SoCal purchased $24.5 million of seasoned private label collateralized mortgage obligation (“CMO”) securities secured by prime and “Alt-A” residential mortgages originated from 2003 to 2007, 94% of which were originated prior to 2006. CMO purchase prices ranged from 75.8% to 93.3% of their par value and credit loss protection provided by subordinated tranches ranged from 4.02% to 12.10% of par. At the time of acquisition, these securities were AAA-rated.  At March 31, 2009, 51% are AAA-rated, 26% are investment grade rated but rate below the AAA level, and 23% have been downgraded below investment grade.

Management’s OTTI evaluation at December 31, 2008 and March 31, 2009 indicated that the decline in fair value below the Subsidiary Bank’s carrying value at that date was not OTTI.  Chief factors considered in this evaluation were the relative decline in value since purchase, the extent of time that the value had been depressed, credit rating downgrades, the credit performance of the underlying loan collateral and whether contracted interest and principal payments had been made.

LOAN PORTFOLIO

The following table sets forth the components of total net loans outstanding in each category at the date indicated (dollar amounts in thousands):

	December 31,
	2008	2007
Loans
Commercial	$79,008	$56,791
Real Estate - Construction	43,104	37,566
Real Estate - Other	179,432	113,123
Consumer	7,032	7,127
Net Deferred Loan Fees	(388)	(273)
Total Loans	308,188	214,334
Allowance for Loan Losses	(8,799)	(4,077)
Net Loans	$299,389	$210,257

Commitments
Letters of Credit	$-	$769
Undisbursed Loans and
Commitments to Grant Loans	57,121	62,459
Total Commitments	$57,121	$63,228

At December 31, 2008 and 2007, respectively, approximately 58% and 53%, of the loan portfolio was comprised of real estate-other loans. Real estate-other loans consist primarily of loans secured by owner-occupied and investor commercial real estate.

In an effort to diversify its loan portfolio, in 2006, PBB, now the Subsidiary Bank, became an approved lender under CalCAP under which $15.4 million and $5.9 million of commercial loans were outstanding at December 31, 2008 and 2007, respectively. The outstanding balances of real estate loans originated under the CalCAP program were $2.4 million and  $1.9 million at December 31, 2008 and 2007, respectively. Under the CalCAP program, the borrower, CalCAP and the Subsidiary Bank contribute funds (generally 2%, 4% and 2%, respectively, of the loan commitment amount) to a CalCAP reserve account that is held in an interest-bearing demand account at the Subsidiary Bank. The Subsidiary Bank’s contributions to the CalCAP reserve account have been recorded as a receivable and are included in accrued interest and other assets. The allowance for loan losses allocated to the CalCAP loans takes into consideration the credit support provided by the CalCAP reserve account. If the Subsidiary Bank were to formally withdraw from the program, the remaining balance in the CalCAP reserve account after all loans have been repaid and there are no pending claims for reimbursement and the California Pollution Control Financing Authority withdraws its pro rata portion (based on total contributions) of the account balance will be paid to the Subsidiary Bank as repayment of the previously recorded receivable.
The following table sets forth the maturity distribution of loans outstanding at December 31, 2008. In addition, the table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the national prime rate or other interest rate indices. Variable rate loans where the interest rate has fallen below contractual minimums are classified in the following chart as fixed rate loans (dollar amounts in thousands):

		Over One
		Year But
	Less Than	Less Than	Over Five
	One Year	Five Years	Years	Total

Commercial	$65,749	$11,388	$1,871	$79,008
Real Estate - Construction	39,979	3,125	-	43,104
Real Estate - Other	49,469	98,999	30,964	179,432
Consumer	3,447	900	2,685	7,032

Total	$158,644	$114,412	$35,520	$308,576

Loans with fixed interest rates	$48,835	$30,189	$33,187	$112,211
Loans with variable interest rates	109,809	84,223	2,333	196,362

Total	$158,644	$114,412	$35,520	$308,576

NONPERFORMING ASSETS

At September 30, 2008, one borrowing relationship totaling $3.5 million, of which $3.4 million was outstanding, was graded Substandard.  Of the total outstanding balance, approximately $1.0 million was past due at September 30, 2008, of which $0.5 million is collateralized by deposits at the Subsidiary Bank.  The Subsidiary Bank declared the loans in default. During the fourth quarter, the $2.9 million unsecured portion of the debt was charged off.  The remaining balance of the loan is on nonaccrual. While the loans are supported by various guarantors, the Subsidiary Bank is currently unsure of what action, if any, will be required to collect from the guarantors.

Nonaccrual loans are those loans for which we have discontinued accrual of interest because there exists reasonable doubt as to the full and timely collection of either principal or interest.  Loans past due 90 days will continue to accrue interest for financial reporting purposes only when the loan is both well secured and in the process of collection.

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

SoCal considers a loan to be impaired when, based on current information and events, it is probable that it will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (i) the present value of the expected cash flows of the impaired loan discounted at the loan’s original effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan.

At December 31, 2008, nonperforming loans consisted of $2.1 million in SBA loans, $3.5 million in real estate secured loans and $7.7 million in construction loans.  At December 31, 2007, nonperforming loans consisted of one $920,000 loan secured by commercial real estate.  If interest had been recognized on nonaccrual loans, such income would have approximated $332,000 and $71,000 for 2008 and 2007, respectively. At December 31, 2008 and 2007, SoCal had no loans that were 90 days past due that were still accruing interest or loans that were “troubled debt restructurings”.

Other real estate owned (“OREO”) at December 31, 2008 consists of one property taken in settlement of an SBA loan obligation and a participation interest in a construction loan that was taken into OREO.  Subsequent to year end, two additional commercial properties with fair values of $2.6 million were transferred to OREO.  There was no OREO at December 31, 2007.

The current economic slowdown has negatively affected the ability of borrowers to meet their loan and credit line payment obligations.  Management continues to actively evaluate the entire loan portfolio as part of their internal credit review process.

 The following table sets forth information about non-performing assets at the date indicated (dollar amounts in thousands):

	December 31,
	2008	2007

Loans 90 Days Past Due and Still Accruing	$-	$-
Nonaccrual Loans	13,258	920

Total Nonperforming Loans	13,258	920

Other Real Estate Owned	647	-

Total Nonperforming Assets	$13,905	$920

Nonperforming Loans as a Percentage of Total Loans
	4.30%	0.43%
Allowance for Loan Loss as a Percentage of Nonperforming Loans
	66.37%	443.15%
Nonperforming Assets as a Percentage of Total Assets
	3.64%	0.34%

POTENTIAL PROBLEM LOANS

On at least a quarterly basis, the Subsidiary Bank applies an internal credit quality rating system to loans that are either past due or fully performing but exhibit certain characteristics that could reflect a potential weakness. Loans are placed on nonaccrual status when the likely amount of future principal and interest payments are expected to be less than the contractual amounts, even if such loans are not 90 days past due.

Periodically the Subsidiary Bank reviews the loan portfolio for evidence of potential problem loans.  Potential problem loans are loans that are currently performing in accordance with contractual terms, but where known information about possible credit problems of the borrower causes doubt about the ability of the borrower to comply with the loan payment terms and may result in disclosure of such loans as nonperforming at some time in the future.   At December 31, 2008, the Subsidiary Bank identified $9.4 million of potential problem loans consisting of three commercial loans totaling $3.5 million, two construction loans totaling $2.9 million, three commercial real estate loans totaling $2.1 million and five SBA loans totaling $935 thousand. At December 31, 2007, the Subsidiary Bank identified $824,000 of potential problem loans consisting of one commercial real estate loan totaling $592 thousand, one commercial loan totaling $142,000 and $90,000 of purchased consumer loans as potential problem loans.  Potential problem loans totaled 3.06% and 0.38% of total loans at December 31, 2008 and 2007, respectively.  Factors such as payment history, value of supporting collateral, and personal or government guarantees led us to conclude that the current risk exposure on these loans did not require accounting for the loans as nonperforming.

PROVISION AND ALLOWANCE FOR LOAN LOSSES

The provision for loan losses is based on management’s assessment of the allowance for loan losses required to provide for the loan losses inherent in the loan portfolio. For 2008 and 2007, the provision for loan losses was $10.8 million and $2.3 million, respectively.  The increase in the provision for loan losses during 2008 was due to loan portfolio credit deterioration exemplified by the increase in our non-performing loans. Non-performing loans as of December 31, 2008 were $13.3 million, compared to $920,000 at December 31, 2007.

Management believes that the allowance for loan losses is adequate. Quarterly detailed reviews are performed by management to identify the risks inherent in the loan portfolio, assess the overall quality of the loan portfolio and to determine the adequacy of the allowance for loan losses and the related provision for loan losses to be charged to expense. Management has adopted a methodology designed by a third-party to determine the required loan loss reserve.  Management believes that this methodology is consistent with the methodology set forth by the FDIC in its 2006 policy statement on the allowance for loan losses.

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

SoCal takes external, subjective (so-called qualitative) factors into consideration when assessing the adequacy of the allowance for loan losses. These qualitative factors, as determined by management, take into account and weight by risk, among other things, the growth and nature of the loan portfolio, concentration of credits, lending policies, economic trends, competition and legal and regulatory requirements. The total qualitative reserve requirement is determined by applying the risk weights of the qualitative factors to the total amount of loans outstanding and is included as the third component in the calculation.

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

The following table summarizes the allocation of the allowance for loan losses by loan type as of the dates indicated and the percent of loans in each category to total loans (dollar amounts in thousands):

	December 31,
	2008		2007

	Amount	Loan Percent	Amount	Loan Percent

Commercial	$3,730	25.6%	$1,286	26.5%
Real Estate - Construction	2,761	14.0%	1,163	17.5%
Real Estate - Other	2,074	58.1%	1,468	52.7%
Consumer	234	2.3%	152	3.3%
Unallocated	-	-	8	-
Total	$8,799	100.0%	$4,077	100.0%

The CalCAP loans totaled $17.8 million and $29.9 million at December 31, 2008 and 2007, respectively, and are included in the Commercial and Real Estate—Other categories in the above table. The allowance for loan losses allocated to the CalCAP loans takes into consideration the credit support provided by the CalCAP reserve account. The balance in the CalCAP reserve account, including amounts due from CalCAP, was $2.4 million and $2.2 million at December 31, 2008 and 2007, respectively.

As a percentage of total loans, the allowance for loan losses increased 96 basis points from 1.90% at December 31, 2007 to 2.86% at December 31, 2008. The increase is due to an increase in nonperforming loans and an increase in the percentage of loans categorized at higher risk ratings.

The following table sets forth information about the allowance for loan losses and non-performing assets at the date indicated (dollar amounts in thousands):

	For the Year Ended December 31,
	2008	2007
Outstanding Loans:
Average for the Year	$301,688	$170,658
End of the Year	308,188	214,334
Allowance For Loan Losses:
Balance at Beginning of Year	4,077	1,869
Allowance acquired at acquisition of Spectrum	1,437
Actual Charge-Offs:
Commercial	(3,899)	-
Real Estate Construction	(1,935)	-
Real Estate- Other	(1,456)	-
Consumer	(46)	(46)
Total Charge-Offs	(7,530)	(46)
Less Recoveries:
Commercial	26	-
Real Estate Construction
Real Estate- Other		-
Consumer	16	-
Total Recoveries	42	-
Net Loans Charged-Off	(7,488)	(46)
Provision for Loan Losses	10,773	2,254
Balance at End of Year	$8,799	$4,077

Ratios:
Net Loans Charged-Off to Average Loans	2.48%	0.03%

Allowance for Loan Losses to Total Loans	2.86%	1.90%

Net Loans Charged-Off to Beginning Allowance for Loan Losses	183.66%	2.46%

Net Loans Charged-Off to Provision for Loan Losses	69.51%	2.04%

Allowance for Loan Losses to Nonperforming Loans	66.37%	443.15%

SUBSIDIARY BANK FUNDING

Deposits are the primary source of funds for the Subsidiary Bank.

The acquisition of Spectrum on January 31, 2008 underlay significant deposit increases in 2008 versus 2007. The following table summarizes the distribution of average deposits and the average rates paid for the period indicated (dollar amounts in thousands):

	Years Ended December 31,
	2008		2007
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate

Money Market, Savings and NOW	$83,061	1.41%	$74,306	3.35%
Time Deposits under $100,000	75,521	3.78%	23,817	5.14%
Time Deposits of $100,000 or More	57,009	3.53%	15,672	5.17%

Total Interest-Bearing Deposits	215,591	2.80%	113,795	3.98%

Noninterest-Bearing Demand Deposits	99,005	n/a	55,471	n/a

Total Average Deposits	$314,596	1.92%	$169,266	2.67%

The average balance of money market, savings and NOW accounts increased $8.8 million, or 11.8%, from $74.3 million in 2007 to $83.1 million in 2008. The average balance of time deposits under $100,000 increased $51.7 million, or 217.1%, from $23.8 million in 2007 to $75.5 million in 2008. The average balance of time deposits greater than $100,000 increased $41.3 million, or 263.8%, from $15.7 million in 2007 to $57.1 million in 2008. The overall average rate decreased 75 basis points from 2.67% in 2007 to 1.92% in 2008.  The decrease was primarily due to a decline in interest rates on deposits, as deposits have repriced downward in response to lower wholesale market interest rates.

The scheduled maturity distribution of time deposits of $100,000 or greater were as follows (dollar amounts in thousands):

Three Months or Less	$17,189
Over Three Months to One Year	15,701
Over One Year to Three Years	7,995
Over Three Years	865
Total	$41,750

The Subsidiary Bank has from time to time borrowed funds on a short-term basis from the Federal Home Loan Bank and other financial institutions. Outstanding borrowings totaled $24.0 million and $18.0 million at December 31, 2008 and 2007, respectively. The interest rate was 0.50% and 3.80% on these outstanding borrowings at December 31, 2008 and 2007, respectively. The maximum amount of borrowings at any month-end was $39.0 million and $18.0 million in 2008 and 2007, respectively. The average amounts outstanding totaled $15.0 million and $7.8 million and the weighted average interest rates were 1.92% and 4.90% in 2008 and 2007, respectively.

LIQUIDITY

The following discusses liquidity of both SoCal and the Subsidiary Bank on an unconsolidated basis.

SoCal

SoCal and the Subsidiary bank liquidity positions are managed separately since SoCal, as a bank holding company, is blocked by regulation from accessing the liquidity of its subsidiary bank.

Management’s primary measure of SoCal’s liquidity is the time until its existing unencumbered asset liquidity would be exhausted if used to satisfy maturing obligations and meet normal operating expenses.  This analysis precludes any assumed Subsidiary Bank dividend income and potential new financings.  At December 31, 2008, SoCal’s unencumbered liquid assets were sufficient to meet SoCal’s projected expenditures to February 2009.  As of the date of this filing, SoCal’s liquidity position has somewhat improved.  Current unencumbered liquid assets are sufficient to meet maturing obligations and normal operating expenses until August 2010, assuming SoCal’s principal shareholder would extend or convert to common or preferred equity its $9.5 million of unsecured senior notes, maturing on July 1, 2009.

In March 2008, SoCal borrowed $8.0 million from Pacific Coast Bankers’ Bank (“PCBB”) through a loan secured by the stock of the Subsidiary Bank.  On December 31, 2008, SoCal was in violation of three financial covenants. In the First Amendment and Waiver Agreement (the “Agreement”) executed April 14, 2009, both parties agreed to amend the loan terms and conditions in exchange for waiver of the covenant violations.  Certain PCBB loan financial covenants were modified in the amendment. On May 12, 2009, SoCal and PCBB agreed to a term sheet whereby the loan agreement would be modified again.  Under the May 12, 2009 term sheet, SoCal is obligated to make a principal payment of $200,000 in May 2009 and fund an interest reserve account in the amount of $800,000.  Interest payments due PCBB beginning with the June 2009 quarterly debt service payments would be funded from the interest reserve account until it is exhausted.  The loan rate was reset to 3-month LIBOR plus 810 basis points.  Loan amortization would begin in September 2010 with quarterly principal payments in the amount of $300,000.  The agreement further requires that 25% of any new capital financings be dedicated to PCBB loan principal payment with an obligation for SoCal to have made $2.3 million of principal payments by September 2010.

SoCal also agreed to defer all interest and principal cash payments on loans due to the Fund, including any refinancing loans, and within its legal capacity to do so, defer all interest payments on its Fixed Rate Junior Subordinated Deferrable Interest Rate Debentures until the principal of the PCBB loan has been paid down to less than $5.5 million and no event of default exists or is continuing.

In January 2008, SoCal issued $15.5 in junior subordinated debentures to the Trust, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities. The Trust purchased debentures with: (1) the proceeds of the sale of its common trust securities to SoCal for $464,000, and (2) certain shares of common stock in Spectrum valued at $15 million that the Trust received from certain shareholders of Spectrum in exchange for the Trust’s trust preferred securities. The junior subordinated debentures and trust preferred securities have generally identical terms, including that they mature in January 2038 are redeemable after 2013 at SoCal’s option at par and require monthly interest payments at an annual rate of 10%. SoCal has unconditionally guaranteed certain distributions on, and certain payments on liquidation and redemption of, the trust preferred securities.  The trust preferred securities and corresponding junior subordinated deferrable interest debentures contain provisions limiting our ability to declare and pay dividends on SoCal’s common stock in certain events.  Consistent with its obligations under the amended Pacific Coast Bankers’ Bank loan agreement, in March and again in April 2009, SoCal notified the trustee of its $15.4 million Fixed Rate Junior Subordinated Deferrable Interest Rate Debentures that it would be deferring the scheduled April and May 2009 interest payments.  Terms of the debenture permit SoCal to defer up to 60 monthly interest payments.  Deferred interest payments accrue interest is at a 10% annual rate, the same rate as the debenture.

In December 2008 and January, February and March 2009, the Fund made loans to SoCal in the amounts of $0.5 million, $2.0 million, $0.5 million  and $6.5 million, respectively.  The annual interest rate on these loans is 15% and each loan included a transaction fee equal to 2% of the principal amount.  The loans mature on July 1, 2009 and can be repaid at the Fund’s discretion in either cash, SoCal common stock at 120% of the then prevailing fair value as determined by an independent appraisal of shares of SoCal’s Series A Non-Cumulative Perpetual Preferred Stock at face value.  SoCal believes that the Fund will either convert its outstanding loans to common or preferred stock, or extend the maturity date.

The Subsidiary Bank

Liquidity management for banks requires that funds be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. Subsidiary Bank fund inflows are primarily sourced from loan payments, loan sales, asset liquidations, acquisition of additional deposit liabilities, and Federal Home Loan Bank advances. One method banks utilize for acquiring additional liabilities is through the acceptance of “brokered deposits” (defined to include not only deposits received through deposit brokers, but also deposits bearing interest in excess of 75 basis points over market rates), typically attracting large certificates of deposit at higher interest rates. At December 31, 2008 and 2007 the deposit portfolio consisted of $44.6 million and $20.3 million, respectively, in brokered deposits.  Scheduled maturities of the deposit portfolio at December 31, 2008 are $25.1 million in 2010, $5.2 million in 2011, $3.3 million in 2012 and $11.0 million in 2013. The Subsidiary Bank’s Regulatory Agreement precludes access to the brokered deposit marketplace.  In lieu of refinancing these maturities with brokered deposits, funds to cover maturing brokered deposits will be obtained through core deposit growth, asset liquidation and capital growth. The Subsidiary Bank’s “adequately capitalized” status as of December 31, 2008 precludes access to the brokered deposit marketplace without a waiver from the FDIC.  In January 2009, a waiver request was submitted to the FDIC which has not been acted upon.  The Subsidiary Bank has $28.2 million in callable brokered certificates of deposit which could be refinanced for their same remaining maturities at rates up to 200 basis points lower, but which have not been called due to the current inability to replace that funding in the brokered deposit market.

As of December 31, 2008, the Subsidiary Bank had available unused short-term borrowing facilities totaling approximately $108 million. This consisted of $15 million in advised federal funds lines of credit with two correspondent banks and approximately $93 million in a secured line of credit with Federal Home Loan Bank (“FHLB”).  The FHLB notified the Subsidiary Bank that it will likely reduce the amount of funds that are available to the Subsidiary Bank under its collateralized borrowing facilities. As of the date of this filing, the FHLB has not yet acted.  During the first quarter of 2009, the Subsidiary Bank was notified by one correspondent bank that its $5 million advised federal funds line was being withdrawn and that $3.5 million of correspondent bank commitments would require collateralization.  Collateral was provided in the form of $3.5 million of Federal Funds Sold to that correspondent bank.

As of December 31, 2008, one depositor accounted for 5.4%, or $16.4 million, of total deposits. The Subsidiary Bank believes it could replace these deposits through asset sales, alternative deposit-taking programs or utilize its borrowing facilities to fund the cash outflow.

INTEREST RATE SENSITIVITY

Interest rate risk is the exposure of a bank’s earnings and the economic value of equity to adverse movements in interest rates. Interest rate exposures exist in the form of differences in the maturity or rate reset timing of interest-earning assets and interest-bearing liabilities, basis risk due to imperfect correlation in the adjustment of rates earned and paid on variable rate instruments with otherwise similar characteristics (e.g., three-month Treasury bill versus three-month LIBOR) and from interest-rate-related embedded options (e.g. loan prepayment risk, callable brokered CD’s, early withdrawal of time deposits, interest rate caps on loans, etc).

The potential impact of interest rate risk is significant because of the profitability and capital adequacy consequences that reduced earnings could imply. Interest rate risk is a routine part of bank operations and will from time to time adversely impact profits and a bank’s capital position. The objective of interest rate risk management is to contain net interest income and economic value of equity adverse exposures within tolerances set by the board of directors.

The aligning of asset and liability maturities is an integral part of the active management of an institution’s interest rate risk exposure. To the extent maturities of assets and liabilities do not match, the net interest margin may be affected. Even with perfectly matched repricing of assets and liabilities, risk remains in the form of basis risk and embedded option risk. In an overall attempt to match assets and liabilities, SoCal takes into account rates and maturities to be offered in connection with certificates of deposit and variable rate loans. SoCal has generally been able to control exposure to changing interest rates by maintaining a large percentage of floating interest rate loans and funding from generally shorter maturity or variable rate sources.

CAPITAL RESOURCES

Shareholders’ equity at December 31, 2008 was $31.2 million, a decrease of $23.8 million from $55.0 million at December 31, 2007. The decrease was primarily due to the 2008 net loss, offset by the issuance of common stock to the Fund to provide cash for the Spectrum acquisition.

As part of the Spectrum acquisition a total of $15.0 million of 10% trust preferred securities were issued by the Trust, a non-bank subsidiary of SoCal, and a corresponding amount of junior subordinated debentures were issued by SoCal.  In addition, SoCal sold $20 million of 15% non-cumulative perpetual preferred stock to the Fund on December 10, 2007.   The trust preferred securities and the non-cumulative perpetual preferred stock have been partially included in Tier 1 capital for regulatory capital.

The Subsidiary Bank’s Tier 1 risk-based capital ratio and leverage ratio exceeded the “well capitalized” regulatory minimum requirements and its total risk-based capital ratio exceeded the “adequately capitalized” regulatory capital minimum requirement at December 31, 2008.  As the lowest capital status governs, the Subsidiary Bank was deemed to be “adequately capitalized” at December 31, 2008. During the first quarter 2009, SoCal made $7 million of additional capital contributions to the Subsidiary Bank.

Under regulatory capital adequacy guidelines, capital adequacy is measured relative to period-end risk-adjusted assets and average net ledger assets.  Risk weights are applied to assets and certain off-balance-sheet items, such as unused loan commitments and standby letters of credit, to compute risk-adjusted assets. Capital ineligible assets, primarily goodwill, core deposit intangibles and certain amounts of deferred tax assets, are deducted from both risk-adjusted and average net ledger assets.  The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common shareholders’ equity and perpetual preferred stock, less goodwill and certain deductions. Tier 2 capital consists of other elements, primarily non-perpetual preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations.

Pursuant to a Regulatory Agreement between the Subsidiary Bank’s board of directors and the Subsidiary Bank’s regulators discussed previously, the Subsidiary Bank must by December 31, 2009 achieve and thereafter maintain a tangible shareholders’ equity ratio of at least 9%, a Tier 1 leverage ratio of at least 9%, and a total risk-based capital ratio of at least 12% so long as the agreement is in effect.  See “Recent Regulatory Actions” previously for a discussion of the Regulatory Agreement.

The following table sets forth the regulatory standards for well-capitalized and adequately capitalized institutions and the capital ratios for SoCal and the Subsidiary Bank as of the date indicated:

Consolidated SoCal
	Minimum Requirements to be Adequately Capitalized	Actual December 31, 2008
Tier 1 Capital to Average Assets	4.00%	4.92%
Tier 1 Capital to Risk-Weighted Assets	4.00%	5.41%
Total Capital to Risk-Weighted Assets	8.00%	6.67%
______________
(1) These minimum  reequirements apply to consolidated bank holding companies in excess of $500 million in assets.  As such, Consolidated SoCal is not currently required to meet these minimum requirements.

The Subsidiary Bank
	Minimum Requirement to be Adequately Capitalized	Minimum Requirement to be Well Capitalized (1)	Actual December 31, 2008	Actual December 31, 2007
				(PBB only)
Tier 1 Capital to Average Assets	4.00%	9.00%	7.03%	8.82%
Tier 1 Capital to Risk-Weighted Assets	4.00%	9.00%	7.69%	8.29%
Total Capital to Risk-Weighted Assets	8.00%	12.00%	8.96%	9.55%

(1)
The minimum required ratios have been adjusted pursuant to the Regulatory Agreement entered into by the Subsidiary Bank and its regulators.  See “Recent Regulatory Actions” above for further discussion of the Regulatory Agreement.  At December 31, 2008, prior to execution of the Regulatory Agreement, the minimum requirement to be Well-Capitalized was 5.00% for Tier 1 capital to average assets, 6.00% Tier 1 capital to risk-weighted assets, and 10.00% for total capital to risk-weighted assets.

TARP APPLICATION

The United States Treasury Department recently announced the TARP CPP, the $700 billion relief program for financial institutions passed by Congress. Under the TARP CPP, the Treasury department is offering to purchase senior preferred stock in qualifying financial institutions with an initial cumulative dividend rate of 5%, increasing to 9% after five years. Financial institutions participating in the program are required to issue warrants to purchase their common stock equal to 15% of the value of the preferred stock purchased by the Treasury Department.

SoCal has applied for $10.4 million of TARP CPP funding. Management reserves the right to modify or withdraw the application following release of program rules applicable to SoCal. Application approval is at the discretion of the Treasury Department, with consideration given to a concurrent recommendation from SoCal’s primary federal regulator.  It is uncertain when SoCal’s application will be processed and, if approved, when funding may occur.

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

The Subsidiary Bank enters into leases for real estate used in the conduct of its business.  At December 31, 2008, the future minimum rental payments under these lease commitments follows:

Year Ending	Amount
2009	$490,443
2010	436,222
2011	421,309
2012	386,067
2013	363,064
Thereafter	76,657
$2,173,762

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements called for by this item appear in this document beginning on the following page, and include audited consolidated financial statements for SoCal for the year ended December 31, 2008 and for the period from January 17, 2007 (Inception) to December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Shareholders and Board of Directors
Belvedere SoCal and Subsidiary

We have audited the accompanying consolidated statement of financial condition of Belvedere SoCal and subsidiary as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the year ended December 31, 2008 and the period from January 17, 2007 (inception) to December 31, 2007.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial condition of Belvedere SoCal and subsidiary as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the year ended December 31, 2008 and the period from January 17, 2007 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Perry-Smith LLP
Sacramento, California
May 14, 2009

BELVEDERE SoCAL AND SUBSIDIARY

CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

December 31, 2008 and 2007

	2008	2007
ASSETS

Cash and due from banks	$6,917,815	$4,401,632
Federal Funds sold	3,460,000	9,130,000

Total cash and cash equivalents	10,377,815	13,531,632

Interest-bearing deposits in other financial institutions	225,000	100,000
Investment securities available-for-sale	9,467,470	8,786,293
Investment securities held-to-maturity	23,853,591	-

Loans:
Commercial	79,008,123	56,791,314
Real Estate – Construction	43,103,911	37,566,205
Real Estate – Other	179,432,738	113,123,251
Consumer	7,031,589	7,126,720

Total loans	308,576,361	214,607,490

Deferred loan fees, net of costs	(388,392)	(273,115)
Allowance for loan losses	(8,798,713)	(4,077,213)

Net loans	299,389,256	210,257,162

Premises and equipment, net	5,257,185	461,760
Goodwill	24,185,915	29,459,783
Other intangible asset, net	2,440,080	2,368,172
Federal Home Loan Bank stock, at cost	1,598,000	916,300
Other real estate owned	647,447	-
Accrued interest and other assets	7,442,438	4,198,740

Total assets	$384,884,197	$270,079,842

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
Noninterest-bearing demand	$100,053,616	$73,358,729
NOW, savings and money market accounts	92,971,587	49,514,411
Time deposits under $100,000	68,929,661	45,460,646
Time deposits $100,000 and over	41,750,479	25,715,811

Total deposits	303,705,343	194,049,597

Federal Home Loan Bank advances	24,000,000	18,000,000
Notes payable, net of fees	8,460,224	-
Junior subordinated debentures, net of issuance costs	15,426,192	-
Accrued interest and other liabilities	2,066,085	3,044,416

Total liabilities	353,657,844	215,094,013

Commitments and contingencies (Notes 5 and 12)	-	-

Shareholders' equity:
Preferred stock – non-cumulative, perpetual, no par value;
authorized 20,000,000 shares; 934,642 and 806,666 Series A
shares issued and outstanding at December 31, 2008 and 2007,
respectively	22,966,050	19,766,650
Common stock – no par value; authorized 20,000,000 shares;
3,331,877 and 2,011,343 shares issued and outstanding at
December 31, 2008 and 2007, respectively	58,038,621	35,749,587
Accumulated deficit	(49,734,318)	(540,408)
Accumulated other comprehensive (loss) income	(44,000)	10,000

Total shareholders' equity	31,226,353	54,985,829

Total liabilities and shareholders' equity	$384,884,197	$270,079,842

The accompanying notes are an integral part of these consolidated financial statements.

BELVEDERE SoCAL AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2008 and the
Period from January 17, 2007 (Inception) to December 31, 2007

	2008	2007

Interest income:
Interest and fees on loans	$21,225,508	$1,769,077
Interest on investment securities	1,514,914	45,919
Other interest income	409,277	40,132

Total interest income	23,149,699	1,855,128

Interest expense:
Interest on NOW, savings and money market accounts	1,175,160	121,230
Interest on time deposits	4,871,087	194,281
Interest on advances and notes payable	710,514	139,502
Interest on junior subordinated debentures	1,418,725	192,670

Total interest expense	8,175,486	647,683

Net interest income	14,974,213	1,207,445

Provision for loan losses	10,772,742	350,859

Net interest income after provision for loan losses	4,201,471	856,586

Non-interest income:
Service charges and fees	1,047,634	43,720
Loss on sales of available-for-sale investment securities	(116,000)	-
Other income	220,950	2,962

Total non-interest income	1,152,584	46,682

Non-interest expense:
Salaries and employee benefits	9,306,699	566,418
Professional fees	2,565,998	640,627
Occupancy and equipment	1,442,769	77,704
Data processing	1,268,064	55,392
Other intangible asset amortization	499,135	34,321
Office and administrative	489,849	54,924
Correspondent banking fees	472,581	69,531
Insurance	431,962	26,749
Marketing and business promotion	124,917	12,550
Goodwill impairment	33,301,000	-
Other	1,061,150	699

Total non-interest expense	50,964,124	1,538,915

Loss before income tax provision (benefit)	(45,610,069)	(635,647)

Income tax provision (benefit)	384,441	(261,889)

Net loss	$(45,994,510)	$(373,758)

Net loss per share – basic and diluted	$(15.28)	$(2.45)

The accompanying notes are an integral part of these consolidated financial statements.

BELVEDERE SoCAL AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

For the Year Ended December 31, 2008 and the
Period from January 17, 2007 (Inception) to December 31, 2007

							Accumulated
							Other
		Preferred Stock		Common Stock			Comprehensive
	Comprehensive					Accumulated	Income	Total
	Loss	Shares	Amount	Shares	Amount	Deficit	(Loss)	Equity

Common stock issued		-	$-	1,125,539	$11,500,000	$-	$-	$11,500,000

Series A non-cumulative perpetual preferred stock issued, net of issuance costs		800,000	19,600,000	-	-	-	-	19,600,000

Common stock issued for acquisition of Professional Business Bank, net of issuance costs		-	-	885,804	24,249,587	-	-	24,249,587

Comprehensive loss:
Net loss	$(373,758)	-	-	-	-	(373,758)	-	(373,758)
Unrealized gain on available-for-sale securities, net of tax of $7,000	10,000	-	-	-	-	-	10,000	10,000

Total comprehensive loss	$(363,758)

Series A preferred stock dividend declared		6,666	166,650	-	-	(166,650)	-	-

Balance, December 31, 2007		806,666	19,766,650	2,011,343	35,749,587	(540,408)	10,000	54,985,829

Warrants exercised		-	-	7,102	71	-	-	71

Stock-based compensation		-	-	-	288,963	-	-	288,963

Common stock issued		-	-	1,313,432	22,000,000	-	-	22,000,000

Comprehensive loss:
Net loss	$(45,994,510)	-	-	-	-	(45,994,510)	-	(45,994,510)
Unrealized loss on available-for-sale securities, net of tax of $84,000	(123,000)
Less reclassification adjustment for loss included in net loss, net of tax of $47,000	69,000

Net unrealized loss	(54,000)	-	-	-	-	-	(54,000)	(54,000)

Total comprehensive loss	$(46,048,510)

Series A preferred stock dividends declared		127,976	3,199,400	-	-	(3,199,400)	-	-

Balance, December 31, 2008		934,642	$22,966,050	3,331,877	$58,038,621	$(49,734,318)	$(44,000)	$31,226,353

The accompanying notes are an integral part of these consolidated financial statements.

BELVEDERE SoCAL AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008 and the
Period from January 17 (Inception) to December 31, 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(45,994,510)	$(373,758)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization expense	653,644	61,874
Net loss on sales of available-for-sale investment
securities	116,000	-
Provision for loan losses	10,772,742	350,859
Stock-based compensation	288,963	-
Loss on sale of other real estate owned	98,805	-
Federal Home Loan Bank dividends	(63,415)	-
Goodwill impairment	33,301,000	-
Net decrease (increase) in accrued interest and other assets	6,213,080	(1,117,401)
Net decrease in accrued interest and other liabilities	(9,962,915)	(61,329)

Net cash used in operating activities	(4,576,606)	(1,139,755)

Cash flows from investing activities:
Proceeds from maturities and principal paydowns of
available-for-sale investment securities	22,422,957	1,575,806
Proceeds from sales of available-for-sale investment securities	18,343,387	-
Purchases of held-to-maturity investment securities	(24,501,082)	-
Proceeds from principal paydowns of held-to-maturity
investment securities	647,491	-
Net decrease in interest-bearing deposits in other financial
institutions	2,483,000	-
Increase in loans, net	(22,625,728)	(21,126,708)
Purchases of premises and equipment	(214,745)	(10,788)
Purchase of Federal Home Loan Bank stock	(618,285)	-
Proceeds from sales of other real estate owned	1,381,100	-
Cash paid in connection with the acquisition of Professional
Business Bank, net of cash received	-	(15,735,981)
Cash received in connection with the acquisition of Spectrum
Bank, net of cash paid	3,390	-

Net cash used in investing activities	(2,678,515)	(35,297,671)

Cash flows from financing activities:
Net (decrease) increase in deposits	(32,354,767)	2,605,558
Net increase in Federal Home Loan Bank advances	6,000,000	16,500,000
Proceeds from notes payable, net of fees	8,456,000	-
Proceeds from issuance of common stock, net of issuance costs	22,000,000	11,263,500
Proceeds from issuance of preferred stock, net of issuance costs	-	19,600,000
Proceeds from exercise of warrants	71	-

Net cash provided by financing activities	4,101,304	49,969,058

(Decrease) increase in cash and cash equivalents	(3,153,817)	13,531,632

Cash and cash equivalents, beginning of period	13,531,632	-

Cash and cash equivalents, end of year	$10,377,815	$13,531,632

(Continued)

BELVEDERE SoCAL AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)
For the Year Ended December 31, 2008 and the
Period from January 17 (Inception) to December 31, 2007

	2008	2007

Noncash investing activities:
Net change in unrealized gain (loss) on available-for-sale
investment securities	$91,000	$17,000

Noncash financing activities:
Fair value of common stock, options and warrants issued in
acquisition of Professional Business Bank	$-	$24,596,087
Junior subordinated debentures issued in acquisition of
Spectrum Bank	$15,464,000	$-
Preferred stock dividend paid in stock	$3,199,400	$166,650
Loans transferred to other real estate	$2,127,352	$-

Supplemental Disclosures of Cash Flow Information:
Interest paid	$8,181,415	$62,264
Taxes paid	$2,400	$155,000

The accompanying notes are an integral
part of these consolidated financial statements.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Business

Belvedere SoCal (SoCal) a bank holding company incorporated in 2007 in the state of California, was formed by its majority shareholder, Belvedere Capital Fund II L.P. (the "Fund"), a Delaware limited partnership formed in 2002.  SoCal was formed specifically to acquire Professional Business Bank (PBB), which occurred on November 23, 2007, and to be the platform for acquiring other banks in Southern California.  SoCal closed the acquisition of Spectrum Bank (Spectrum) on January 31, 2008, further expanding its market presence.  Effective July 3, 2008, SoCal completed the merger of Spectrum Bank into Professional Business Bank.  The merger was accounted for as a transfer of assets and liabilities between entities under common control and, accordingly, the assets and liabilities of Spectrum were transferred at their carrying amounts, similar to a pooling of interests.  However, the existing Spectrum branches and certain customer-related activities will continue to be conducted using the Spectrum brand.  SoCal issued an additional 1,313,432 shares of common stock to the Fund for proceeds of $22 million to fund the Spectrum acquisition.  After sale of the shares, the Fund owns approximately 73% of SoCal's common stock and all of the outstanding Series A non-cumulative perpetual preferred stock.  Collectively, PBB and Spectrum are referred to as the "Bank".  Collectively, SoCal and its subsidiary are referred to as the "Company".

Significant related party transactions for the period ended December 31, 2008 and 2007 include the reimbursement by SoCal of the Fund's merger related expenses in connection with the acquisition of PBB and Spectrum.  SoCal paid the Fund transaction fees of $1.0 million and $740,000 related to the acquisitions of PBB and Spectrum, respectively.  Additionally, SoCal paid $400,000 to the Fund in connection with the issuance of the Series A preferred stock.  SoCal and the Bank entered into a management agreement on November 2, 2007, which was amended in January 2008, under which the Fund's General Partner will provide certain management services to the Bank for an annual fee equal to 5% of the Bank's pre-tax income, but not less than $200,000 and not more than $750,000.  During 2008, management fees of $191,667 were paid to the Fund.  The amount paid is less than the $200,000 minimum due to the proration of management fees for Spectrum.  At December 31, 2008, SoCal had a note payable due to the Fund, which is discussed further in Note 9.  In management's opinion, these transactions are on the same terms as those for comparable transactions with unrelated parties.

SoCal has one other wholly-owned subsidiary, Belvedere SoCal Statutory Trust I (the "Trust"), which was formed in 2008, to issue trust preferred securities.  FIN 46R does not allow the consolidation of the Trust into SoCal's consolidated financial statements.  As a result, the accompanying consolidated statement of financial condition includes the investment in the Trust of $464,000 in other assets as of December 31, 2008.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The following are descriptions of the more significant of these policies:

Basis of Presentation

The consolidated financial statements include the accounts of SoCal and the Bank.  All material intercompany accounts and transactions have been eliminated.

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

Cash and Due From Banks

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank.  The Bank was in compliance with its reserve requirements as of December 31, 2008 and 2007.

Correspondent Banking Agreements

The Bank maintains funds on deposit with other federally insured financial institutions under correspondent banking agreements.  Those insured financial institutions have elected to participate in the Federal Deposit Insurance Corporation (FDIC) sponsored Transaction Account Guarantee Program.  Under that program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC's general deposit insurance rules.  This program was not in effect in 2007 and uninsured deposits totaled $1,352,000 at December 31, 2007.

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

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value.  The related write-downs are included in earnings as realized losses.  In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  At December 31, 2008 and 2007, no losses on investment securities were considered other-than-temporary.

Loans

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation allowance and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

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

The allowance is established through a provision for loan losses which is charged to expense.  Additions to the allowance are expected to maintain the adequacy of the total allowance after credit losses and loan growth.  Loans are charged against the allowance when management believes that collectibility of the principal is unlikely.  Subsequent recoveries, if any, are credited to the allowance.  The allowance for loan losses at December 31, 2008 and 2007 reflects management's estimate of possible losses in the portfolio.  In addition, the FDIC and California Department of Financial Institutions (DFI), as an integral part of their examination process, review the adequacy of the allowance for loan losses.  These agencies may require additions to the allowance for loan losses based on their judgment about information available at the time of their examinations.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization.  Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to ten years for furniture and equipment and forty years for buildings.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term (including option periods if more likely than not to be exercised), whichever is shorter.  Expenditures for betterments or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Goodwill and Other Intangible Asset

The Company has recorded a premium related to the acquisitions of PBB and Spectrum.  The premium is recorded as intangible assets in the form of goodwill and core deposit intangibles.  In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill is not being amortized whereas the core deposit intangibles are being amortized using the straight-line method over expected lives of seven years and five years for the PBB and Spectrum acquisitions, respectively.  In accordance with the standard, the Company tests goodwill for impairment on an annual basis.  See Note 6.

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank System, the Bank is required to maintain an investment in the capital stock of the Federal Home Loan Bank of San Francisco.  The investment is carried at cost and redeemable at par and is included in accrued interest receivable and other assets on the balance sheet.  The Federal Home Loan Bank can suspend redemptions upon notification to its members.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate Owned

Other real estate owned includes real estate acquired in full or partial settlement of loan obligations.  When property is acquired, any excess of the Bank's recorded investment in the loan balance and accrued interest income over the estimated fair market value of the property, less costs to sell, is charged against the allowance for loan losses.  A valuation allowance for losses on other real estate owned is maintained to provide for temporary declines in value.  The allowance is established through a provision for losses on other real estate owned which is included in other expenses.  Subsequent gains or losses on sales or writedowns resulting from permanent impairments are recorded in other income or expense as incurred.

Deposits

The Bank is participating in the FDIC's Transaction Account Guarantee Program.  Under this program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account and the Bank is assessed an annual fee of 10 basis points for all deposit amounts exceeding the existing deposit insurance limit of $250,000.  Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC's general deposit insurance rules.

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

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48).  FIN 48 clarifies the accounting for uncertainty in tax positions taken or expected to be taken on a tax return and provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities.  Management believes that all tax positions taken to date are highly certain and, accordingly, no accounting adjustment has been made to the financial statements.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, requires the disclosure of comprehensive income and its components.  For the year ended December 31, 2008 and the period ended December 31, 2007, the net change in unrealized gain or loss on available-for-sale investment securities, net of applicable income taxes, is the only component of other comprehensive income for the Company.

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note 12.  Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

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

Reclassifications

Certain reclassifications have been made to prior year's balances to conform to classifications used in 2008.

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards.  This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)

The Company has one stock-based compensation plan, the Belvedere SoCal 2007 Equity Incentive Plan (the "Plan"), which, among other things, permits the grant of stock options and stock purchase rights.  The Plan is designed primarily to attract and retain personnel and provide additional incentives to employees, directors and consultants to promote the success of the Company's business.  The maximum aggregate number of shares that may be issued under the Plan is 1,500,000.  The amount, frequency and terms of share-based awards are subject to all applicable terms and conditions of the Plan and such other terms and conditions as prescribed by a Committee of the Board of Directors.  New shares are issued upon the exercise of options.  In addition, certain options held by directors and employees of Professional Business Bank were converted to options of the Company under the terms of the merger agreement.  Shares available under such options are not counted against the shares available for grant under the Plan.

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

Management estimates the fair value of each option award as of the date of grant using a Black-Scholes-Merton option pricing model.  Expected volatility is based on historical volatility of similar entities over a preceding period commensurate with the expected term of the option because the Company's common stock has been publicly traded for a shorter period than the expected term of the options.  The expected term represents the period that the stock-based awards are expected to be outstanding.  The risk free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  Expected dividend yield was not considered in the option pricing formula because the Company has not previously paid, and at this time does not intend to pay, cash dividends.  In addition to these assumptions, management makes estimates regarding pre-vesting forfeitures that will impact total compensation expense recognized under the Plan.

Impact of New Financial Accounting Standards

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines and establishes a framework for measuring fair value used in pronouncements issued by FASB that require or permit fair value measurement.  This statement expands disclosures using fair value to measure assets and liabilities in interim and annual periods subsequent to the period of initial recognition.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years.  Management adopted this statement on January 1, 2008.  The impact of adoption was not material to the Company's financial condition or results of operations.  See Note 17 – Fair Value Measurements.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards (Continued)

Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active

In October 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  The FSP clarifies the application of SFAS No. 157 and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  The FSP is effective immediately, and includes prior period financial statements that have not yet been issued.  The Company is subject to the provisions of the FSP effective immediately; however, the impact of adoption was not material to the Company's financial condition or results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115.  SFAS No.159 permits fair value accounting to be irrevocably elected for certain financial assets and liabilities on an individual contract basis at the time of acquisition or at a remeasurement event date.  Upon adoption of SFAS No. 159, fair value accounting may also be elected for existing financial assets and liabilities.  For those instruments for which fair value accounting is elected, changes in fair value will be recognized in earnings and fees and costs associated with origination or acquisition will be recognized as incurred rather than deferred.  The Company adopted SFAS No. 159 on January 1, 2008, but did not elect the fair value option for any assets or liabilities for the year ended December 31, 2008.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS No. 141(R)).  SFAS No. 141(R), among other things, establishes principles and requirements for how the acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired business, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is required to adopt SFAS No. 141(R) for all business combinations for which the acquisition date is on or after January 1, 2009.  Earlier adoption is prohibited.  This Standard will change the Company's accounting treatment for business combinations on a prospective basis.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards (Continued)

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.  SFAS No. 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  It also establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary and requires expanded disclosures.  This statement is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  The Company does not expect the adoption of this Statement will have a material impact on its financial position, results of operations or cash flows.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This standard identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. It establishes that the GAAP hierarchy should be directed to entities because it is the entity (not the auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 is effective November 15, 2008.  The adoption of this Statement did not have any effect on the Company's consolidated financial statements.

FASB Staff Positions Issued in 2009

In April 2009, the FASB issued the following three Staff Positions (FSPs) intended to provide additional guidance and enhance disclosures regarding fair value measurements and impairment of securities:

FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly.  FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly.  The provisions of FSP FAS 157-4 are effective for the Company's interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Company's consolidated financial statements.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

1.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of New Financial Accounting Standards (Continued)

FASB Staff Positions Issued in 2009 (Continued)

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements.  The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Company's interim period ending on June 30, 2009.  As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Company's consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Company's interim period ending on June 30, 2009.  Management is currently evaluating the effect that the provisions of FSP FAS 115-2 and FAS 124-2 may have on the Company's condensed consolidated financial statements.

2.            ACQUISITIONS

Spectrum Bank

Effective January 31, 2008, SoCal acquired all of the common stock of Spectrum, a California state-chartered bank headquartered in Irvine, California with branch offices in Huntington Beach and Montebello, California.  All the outstanding Spectrum shares were exchanged for $20.2 million in cash and $15 million in trust preferred securities.  The acquisition was accounted for in accordance with SFAS No. 141, Business Combinations.  Accordingly, the net assets were recorded at their estimated fair values, and the operating results were included in the financial statements from the date of acquisition.  Goodwill totaled $28.0 million (none of which is deductible for tax purposes) and a core deposit intangible of $571,000 was recorded and is being amortized over approximately five years.  Capitalized direct transaction costs were approximately $1 million, including $740,000 paid to the Fund.  The purchase price has been allocated as presented on the following page (dollars in thousands).

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.            ACQUISITIONS (Continued)

Spectrum Bank (Continued)

Assets acquired:
Cash and due from banks	$4,283
Federal funds sold	17,080
Interest-bearing deposits in other financial institutions	2,608
Investment securities available for sale	41,475
Loans, net	79,452
Premises and equipment	4,947
Goodwill	27,983
Other intangible assets, net	571
Accrued interest and other assets	8,956

Total assets acquired	187,355

Liabilities assumed:
Total deposits	142,011
Accrued interest and other liabilities	8,985

Total liabilities assumed	150,996

Total consideration paid	$36,359

The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of Spectrum have been included in the consolidated financial statements from the date of acquisition.

Professional Business Bank

As of the close of business November 23, 2007, the Company completed its acquisition of PBB.  The Company made this acquisition to expand its market presence in Southern California.  In exchange for 100% of the outstanding common stock of PBB, shareholders received $24,478,000 in cash and 885,804 shares of Company common stock with a fair value of $24,596,000.  Capitalized direct transaction costs totaled $1,605,000.  PBB shareholders also received 44,729 warrants to purchase additional shares of Company common stock at $0.01 per share.  The Company assumed all outstanding options which were converted to options to acquire Company common stock at a rate of 0.87 Company shares for each share of PBB with a converted exercise price equal to the original exercise price divided by 0.87.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

2.            ACQUISITIONS (Continued)

Professional Business Bank (Continued)

A summary of the purchase price allocations for the acquisition follows (dollars in thousands):

Assets acquired:
Cash and due from banks	$2,307
Federal funds sold	8,040
Interest bearing deposits in other financial institutions	100
Investment securities available for sale	10,346
Loans, net	189,404
Premises and equipment	478
Federal Home Loan Bank stock, at cost	916
Goodwill	29,504
Other intangible assets, net	2,402
Accrued interest and other assets	3,166

Total assets acquired	246,663

Liabilities assumed:
Noninterest-bearing deposits	60,698
Interest bearing deposits	130,746
Borrowed funds	1,500
Accrued interest payable and other liabilities	2,996

Total liabilities assumed	195,940

Total consideration paid	$50,723

The acquisition was accounted for under the purchase method of accounting and, accordingly, the operating results of PBB have been included in the consolidated financial statements from the date of acquisition.

Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company's results of operations for the years indicated had the Spectrum and PBB mergers taken place as of January 1, 2007:

	Year Ended December 31,
	2008	2007

Revenue (net interest income plus non-interest income)	$16,658	$17,241

Net loss available to common shareholders	$(53,003)	$(475)

Basic loss per share	$(15.93)	$(0.14)

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	INVESTMENT SECURITIES

Debt securities have been classified in the statement of financial condition according to management's intent.  The carrying amount and fair values of available-for-sale and held-to-maturity securities at December 31, 2008 and 2007, were as follows:

	2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities

U.S. Government agency	$1,628,075	$75,580	$-	$1,703,655
States and political subdivisions	6,253,037	15,370	(156,048)	6,112,359
U.S. Government agencies
collateralized by mortgage
obligations	1,660,358	504	(9,406)	1,651,456

	$9,541,470	$91,454	$(165,454)	$9,467,470

Held-to-Maturity Securities

Collateralized mortgage
obligations	$23,853,591	$11,198	$(1,898,173)	$21,966,616

	2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Available-for-Sale Securities

U.S. Government agencies	$4,028,321	$-	$(2,158)	$4,026,163
U.S. Government agencies
collateralized by mortgage
obligations	4,740,972	19,158	-	4,760,130

	$8,769,293	$19,158	$(2,158)	$8,786,293

Proceeds and realized losses from the sale of available-for-sale investment securities for the year ended December 31, 2008 totaled $18,343,000 and $116,000, respectively.  There were no transfers of investment securities for the year ended December 31, 2008.  There were no sales or transfers of investment securities for the period ended December 31, 2007.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	INVESTMENT SECURITIES (Continued)

The scheduled maturities of available-for-sale and held-to-maturity securities at December 31, 2008 are contained in the table that follows.  Actual maturities may differ from contractual maturities because some investment securities may allow the right to call or prepay the obligation with or without call or prepayment penalties:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$1,162,566	$1,161,473	$-	$-
Due from one year to five years	1,628,075	1,703,655	-	-
Due from five to ten years	151,306	151,664	-	-
Due after ten years	6,599,523	6,450,678	23,853,591	21,966,616

Total	$9,541,470	$9,467,470	$23,853,591	$21,966,616

As of December 31, 2008, securities with an amortized cost of $27.1 million and a fair value of $25.3 million were pledged to secure borrowings and for other purposes.

As of December 31, 2007, the Company had pledged all of its investment securities to secure borrowings and for other purposes.

Unrealized losses and fair values, aggregated by investment category and length of time that the individual securities have been in an unrealized loss position, at December 31, 2008 and 2007 are summarized as follows:

	December 31, 2008

	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-Sale Securities

States and political
subdivisions	$4,807,327	$156,048	$-	$-	$4,807,327	$156,048
U.S. Government agencies
collateralized by mortgage
obligations	1,474,689	9,406	-	-	1,474,689	9,406

	$6,282,016	$165,454	$-	$-	$6,282,016	$165,454

Held-to-Maturity Securities

Collateralized mortgage
obligations	$18,608,511	$1,898,173	$-	$-	$18,608,511	$1,898,173

December 31, 2007

	Less than 12 Months		12 Months or More		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Available-for-Sale Securities

U.S. Government agencies	$4,807,327	$156,048	$-	$-	$4,807,327	$156,048

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

3.	INVESTMENT SECURITIES (Continued)

The unrealized losses on mortgage-backed securities and collateralized mortgage obligations were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not concerns regarding the underlying credit of the issuers or the underlying collateral.  It is expected that the securities will not be settled at a price less than the amortized cost of the investment.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or to maturity, these investments are not considered other-than-temporarily impaired.

The unrealized losses on obligations of states and political subdivisions were caused by changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities.  Management monitors published credit ratings of these securities and no adverse ratings changes have occurred since the date of purchase on obligations of political subdivisions in an unrealized loss position as of December 31, 2008.  Because the decline in fair value is attributable to changes in interest rates or widening market spreads and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or to maturity, these investments are not considered other-than-temporarily impaired.

4.	LOANS

The Bank's loan portfolio consists primarily of loans to borrowers in Los Angeles and Orange counties.  The Bank also purchases loan participations from other banks that include borrowers throughout California.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, real estate and real estate associated businesses are among the principal industries in the Bank's market area and, as a result, the Bank's loan and collateral portfolios are, to some degree, concentrated in those industries.  The Bank's loan policy requires sufficient collateral, which consists primarily of real estate, be obtained as necessary to meet the Bank's relative risk criteria for each borrower.

A substantial decline in the performance of the economy in general or a continued decline in real estate values in the Bank's primary market area, in particular, could have an adverse impact on collectibility, increase the level of real estate related nonperforming loans, or have other adverse effects which alone or in the aggregate could have a material adverse effect on the financial condition of the Bank.

Transactions in the allowance for loan losses are summarized as follows:

	2008	2007
Balance at beginning of period	$4,077,213	$-
Allowance acquired at acquisition date	1,437,465	3,726,354
Charge-offs	(7,530,964)	-
Recoveries	42,257	-
Additional provision charged to expense	10,772,742	350,859
Balance at end of period	$8,798,713	$4,077,213

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS (Continued)

The allowance for off-balance sheet credit exposure relates to commitments to extend credit, letters of credit and undisbursed funds on lines of credit.  The Company evaluates credit risk associated with off-balance sheet commitments at the same time it evaluates credit risk associated with the loan portfolio.  As of December 31, 2008 and 2007, the balance in this reserve was $128,622 and $141,400, respectively, and is included in accrued interest and other liabilities on the consolidated statement of operations.

Nonaccrual loans totaled $13,258,000 and $920,000 at December 31, 2008 and 2007, respectively.  Accruing loans past due 90 days or more at December 31, 2008 and 2007 were not material.  Interest forgone on nonaccrual loans totaled approximately $332,000 during 2008.  Interest forgone on nonaccrual loans was not material during 2007.

At December 31, 2008, the recorded investment in impaired loans was $17,892,000.  At December 31, 2007, there was one impaired loan for $920,000 with no specific reserve.  The Company's investment in impaired loans at December 31, 2008 included $832,000 in nonperforming loans that are 100% guaranteed by the Small Business Administration (SBA).  The Company had $2,703,000 of specific allowance for loan losses on impaired loans of $12,932,000 at December 31, 2008.  The average outstanding balance of impaired loans during 2008 was $3,997,000, on which interest income recognized on a cash basis was not material.

The Bank originates SBA loans which it periodically sells to institutional investors. At December 31, 2008 and 2007, the Bank was servicing approximately $26,484,000 and $11,737,000 in loans previously sold or participated.  The Bank has recorded servicing assets related to these loans totaling $188,239 and $141,511 as of December 31, 2008 and 2007, respectively, which approximates fair value.  The Bank may also receive a portion of subsequent interest collections on loans sold that exceed the contractual servicing fee. In that case, the Bank records an interest-only strip based on the relative fair market value of it and the other components of the loan.  The Bank had interest-only strips of $18,166 and $21,227 as of December 31, 2008 and 2007, respectively, which approximated fair value.  Fair value is estimated by discounting estimated future cash flows from the interest-only strips using assumptions similar to those used in valuing servicing assets.

Included in total loans are discounts related to the retained unguaranteed portion of SBA loans of approximately $238,000 and $253,000 at December 31, 2008 and 2007, respectively.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

4.	LOANS (Continued)

The Bank has been approved by the California Pollution Control Financing Authority (CalCAP) to originate loans to qualified small businesses.  The outstanding balance of CalCAP loans was $17.8 million and $21.9 million at December 31, 2008 and 2007, respectively, which are included in commercial and real estate – other loans on the consolidated statement of financial condition.  Under the CalCAP program, the borrower, CalCAP and the Bank contribute funds to a loss reserve account, or CalCAP reserve account, that is held in an interest-bearing demand account at the Bank.  The balance in the CalCAP reserve account, including amounts due from CalCAP, was $2.4 million and $2.2 million at December 31, 2008 and 2007, respectively.  Losses on loans originated under the CalCAP program will be charged to the CalCAP reserve account after notification to CalCAP.  In the event that the Bank leaves the CalCAP program, any excess funds in the CalCAP reserve account, after all loans have been repaid and there are no pending claims for reimbursement, will be distributed ratably to CalCAP and the Bank based on contributions to the CalCAP reserve account.  The allowance for loan losses allocated to the CalCAP loans takes into consideration the credit support provided by the CalCAP reserve account.  The Bank records its contributions to the CalCAP reserve account as a receivable, which is included in accrued interest and other assets on the consolidated statement of financial position.  To date, the Bank's contributions to the CalCAP reserve account total $588,600.

5.	PREMISES AND EQUIPMENT

A summary of premises and equipment as of December 31, 2008 and 2007 follows:

	2008	2007

Land and building	$4,517,452	$-
Leasehold improvements	188,393	146,043
Furniture and equipment	848,610	176,601
Computer equipment	202,746	165,804

	5,757,201	488,448

Less accumulated depreciation and amortization	(500,016)	(26,688)

Total	$5,257,185	$461,760

The Pasadena branch is leased under an operating lease that expires in April 2014.  The lease provides for an additional five-year option to renew.  The Glendale branch is leased under an operating lease that expires in June 2013.  The lease provides for two five-year options to renew.  The Huntington Beach branch is leased under an operating lease that expires in August 2011.  The Irvine branch is leased under an operating lease that expires in 2009.  This lease was renewed in January 2009 for a five-year period ending December 2013.  The Bank also leases an administrative office under an operating lease that expires in March 2010.  Certain of these leases include provisions for periodic rent increases as well as payment by the lessee of certain operating expenses.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

5.	PREMISES AND EQUIPMENT (Continued)

At December 31, 2008, the future minimum rental payments under these lease commitments are as follows:

Year Ending

2009	$490,443
2010	436,222
2011	421,309
2012	386,067
2013	363,064
Thereafter	76,657

$2,173,762

The minimum rental payments shown above are given for the existing lease obligations, including annual rent adjustments, and are not a forecast of future rental expense.  In addition, the Company is responsible for its pro rata share of common area expenses on the Pasadena lease.

Total rent expense, net of rental income and including common area expenses, was approximately $592,000 and $38,000 for the year ended December 31, 2008 and the period ended December 31, 2007, respectively.

6.	GOODWILL AND OTHER INTANGIBLE ASSET

The acquisition of PBB in November 2007 and Spectrum in January 2008 gave rise to core deposit intangibles of $2.4 million and $571,000, respectively, an amortizable intangible asset, and $29.5 million and $28 million in goodwill, respectively.  The remaining amortization period for the core deposit intangible approximates 6 years.

The Company's annual impairment testing of goodwill, as required by SFAS No. 142, was performed during the third quarter of 2008.  The Company engaged an independent firm to perform the goodwill impairment testing.  Based on the results of the step one testing procedures, it was determined that the carrying amount of the Company exceeded its fair value, thus requiring the Company to perform the step two "implied fair value" analysis.  Based on the results of the step two testing, the Company determined that an impairment charge of $33.3 million was required to adjust goodwill to its implied fair value of $24.2 million.  However, no assurance can be given that goodwill will not be further written down in future periods.

During 2008 and 2007, approximately $499,000 and $34,000, respectively, of amortization was recorded related to the core deposit intangibles.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

6.	GOODWILL AND OTHER INTANGIBLE ASSET (Continued)

The amortization expense for future years follows:

Year Ending

2009	$532,797
2010	532,797
2011	532,797
2012	532,797
2013	308,892

Total	$2,440,080

7.	DEPOSITS

At December 31, 2008, the scheduled maturities of time deposits are as follows:

Due in one year	$52,642,343
Due in from one to three years	42,237,627
Due after three years	15,800,170

Total	$110,680,140

As of December 31, 2008 and 2007, the Bank had one depositor that accounted for 5.4% and 7.8%, respectively, of total deposits.

As of December 31, 2008 and 2007, time deposits acquired through third-party brokers totaled $44.2 million and $20.3 million, respectively.

8.	OTHER BORROWING ARRANGEMENTS

As of December 31, 2008 and 2007, the Bank had $24.0 million and $18.0 million, respectively, of outstanding borrowings from the Federal Home Loan Bank (FHLB) with interest payable at .05% and 3.8%, respectively.  The balance at December 31, 2008 will mature on January 2, 2009.  The Bank has pledged investment securities of approximately $17.6 million, loans of approximately $171.8 million and FHLB stock as collateral for these advances as well as potential future borrowings.  The Bank's excess borrowing capacity with FHLB was approximately $68.9 million at December 31, 2008.

The Company may also borrow up to $15 million overnight on an unsecured basis from correspondent banks.  As of December 31, 2008 and 2007, no amounts were outstanding under these arrangements.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

8.	OTHER BORROWING ARRANGEMENTS (Continued)

The Bank is eligible to issue certain debt, up to a limit of approximately $7.0 million, under the FDIC's Temporary Liquidity Guarantee Program that is backed by the full faith and credit of the United States.  Any senior unsecured debt with a stated maturity of more than thirty days issued by the Bank up to its debt guarantee limit falls under this program.  The Bank receives an annualized assessment from the FDIC, ranging from 50 to 100 basis points, based on the term and amount of the debt.  At December 31, 2008, the Bank had no borrowings under this debt guarantee program.

9.	NOTES PAYABLE

In March 2008, SoCal borrowed $8 million through a loan secured by the stock of the Bank.  The loan bears interest at three-month LIBOR plus 3.1% (4.525% at December 31, 2008) with quarterly interest payments through September 2009, followed by principal and interest payments through the maturity date of March 2018.  The promissory note and related loan agreements contain certain customary restrictions including a limitation on the ability of SoCal to make interest and principal cash payments on loans due to the Fund or interest payments on the Junior Subordinated Debentures until the principal of the loan has been and down to less than $5.5 million.  The Company notified the holder that it was in violation of the loan's debt service, minimum total capital and minimum capital ratio covenants at December 31, 2008.  As described in Note 19, the holder has waived their right to declare the loan in default in conjunction with an amendment to the terms of the loan.

Maturities of this note payable in future years are as follows:

Year Ending December 31,

2009	$193,000
2010	796,000
2011	834,000
2012	873,000
2013	914,000
Thereafter	4,390,000

$8,000,000

In December 2008, SoCal borrowed $500,000 from the Fund.  The note bears interest at 15%, is due July 1, 2009 and is convertible, in whole or in part, into either shares of SoCal common stock at a 20% premium to the fair value, or Series A non-cumulative perpetual preferred stock at $25 per share.  SoCal is required to pay a transaction fee of $10,000 to the Fund by January 31, 2009 in relation to this note.  See Note 19 for discussion of additional borrowings from the Fund.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

10.	JUNIOR SUBORDINATED DEBENTURES

In January 2008, SoCal issued $15.5 million of junior subordinated debentures to Belvedere SoCal Statutory Trust I, a Delaware business trust that was formed for the exclusive purpose of issuing trust preferred securities.  The Trust purchased debentures with: (1) the proceeds of the sale of its common trust securities to SoCal for $464,000, and (2) certain shares of common stock in Spectrum valued at $15 million that the Trust received from certain shareholders of Spectrum in exchange for the Trust's trust preferred securities.  The subordinated debentures and trust preferred securities have generally identical terms, including that they mature in 2038, are redeemable at SoCal's option at par, and require monthly distributions/interest payments at a rate of 10%.  Refer to Note 19 for information on the deferment of these payments.  The trust preferred securities and corresponding junior subordinated debentures contain provisions limiting SoCal's ability to declare and pay dividends on its common stock in certain events.  SoCal has unconditionally guaranteed certain distributions on, and certain payments on liquidation and redemption of, the trust preferred securities.

Interest expense recognized by SoCal for the year ended December 31, 2008 related to the subordinated debentures was $1,418,725.

11.           INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The following is a summary of the components of the net deferred tax assets at December 31, 2008 and 2007:

	2008	2007

Deferred tax assets:
Operating loss carryforwards	$6,153,000	$59,000
Market value adjustment on investment securities	30,000	-
Depreciation differences	-	16,000
Allowance for loan losses due to tax limitations	4,279,000	1,802,000
Stock-based compensation	128,000	133,000
Cash basis of accounting	340,000	449,000
Purchase premium on certificates of deposit	373,000	-
Other	160,000	120,000

Total deferred tax assets prior to valuation allowance	11,463,000	2,579,000

Valuation allowance	(5,600,000)	-

Total deferred tax assets	5,863,000	2,579,000

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.           INCOME TAXES (Continued)

Deferred tax liabilities:
Market value adjustment on investment securities	$-	$(7,000)
Core deposit intangible, net	(1,111,000)	(1,062,000)
Deferred loan costs	(69,000)	(132,000)
Depreciation differences	(1,402,000)	-
Future liability of State deferred tax assets	(760,000)	(120,000)

Total deferred tax liabilities	(3,342,000)	(1,321,000)

Net deferred tax assets	$2,521,000	$1,258,000

The provision for income taxes consists of the following:

	2008	2007
Current:
Federal	$-	$-
State	-	-

Total	-	-

Deferred:
Federal	4,944,617	(194,583)
State	1,039,824	(67,306)

Total	5,984,441	(261,889)

Change in valuation allowance	(5,600,000)	-

Income tax expense (benefit)	$384,441	$(261,889)

The reconciliation of the statutory Federal income tax rate to the consolidated effective income tax rate was as follows:

	2008		2007
Federal income tax benefit, at statutory rate	$(15,963,525)	(35.00)%	$(222,476)	(35.00)%
State franchise tax benefit, net of federal tax effect	(865,866)	(1.90)%	(45,226)	(7.11)%
Goodwill impairment	11,655,350	25.55%	-	0.00%
Change in valuation allowance	5,600,000	12.28%	-	0.00%
Other	(41,518)	(0.09)%	5,814	0.91%
	$384,441	0.84%	$(261,888)	(41.20)%

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

11.           INCOME TAXES (Continued)

The Company files income tax returns in the United States and California jurisdictions.  The Company will file tax returns for the year ended December 31, 2008 which will be open to audit by U.S. federal and state tax authorities.  The Company is also a successor to PBB, which had filed tax returns that are open to audit by U.S. federal tax authorities for tax years ended on or after December 31, 2005 and subject to examination by California tax authorities for years ended on or after December 31, 2004.

The Company has federal net operating loss carryforwards (NOLs) of $15.1 million which expire in 2028 and California NOLs of $17.7 million that will expire in 2030.

A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized.  Management has determined that a $5.6 million valuation allowance is required as of December 31, 2008.  No valuation allowance was considered necessary as of December 31, 2007.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 17, 2007.  The Company had no tax reserve for uncertain positions at December 31, 2008 and 2007.  In accordance with FIN 48, the Company has elected to record interest accrued and penalties related to unrecognized tax benefits in tax expense.  During the years ended December 31, 2008 and 2007, the Company did not have an accrual for interest or penalties associated with uncertain tax positions.

12.	COMMITMENTS AND CONTINGENCIES

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

As of December 31, 2008 and 2007, the Bank had the following outstanding financial commitments whose contractual amount represents credit risk:

	2008	2007

Commitments to extend credit	$57,121,000	$62,459,000
Standby letters of credit	-	769,000
Total	$57,121,000	$63,228,000

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

12.	COMMITMENTS AND CONTINGENCIES (Continued)

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

At December 31, 2008, commercial loan commitments represent approximately 55% of total commitments and are generally secured by collateral other than real estate or are unsecured.  Real estate loan commitments represent 45% of total commitments and are generally secured by property with a loan-to-value ratio not to exceed 80%.  In addition, the majority of the Bank's commitments have variable interest rates.

The Company is involved in various litigation matters, which have arisen in the ordinary course of its business.  In the opinion of management, the disposition of such pending litigation will not have a material effect on the Company's financial position or results of operations.

13.	COMPANY 401(K) PLAN

The Company has established a deferred compensation plan for all eligible employees.  The employees may defer a portion of their compensation subject to certain limits based on federal tax laws.  The Company may elect to make matching contributions to the plan. Matching contributions vest to the employee equally over a five-year period.  The Company's contribution to the plan for 2008 and 2007 was approximately $350,000 and $17,000, respectively.

14.	LOSS PER SHARE

A summary of net loss and the number of shares used to compute loss per share is as follows:

	Net Loss	Weighted Average Number Of Shares Outstanding	Per Share Amount
December 31, 2008

Basic loss per share:
Net loss	$(45,994,510)
Preferred stock dividend	(3,199,400)
Net loss available to common shareholders	$(49,193,910)	3,218,715	$(15.28)

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

14.	LOSS PER SHARE (Continued)

	Net Loss	Weighted Average Number Of Shares Outstanding	Per Share Amount
December 31, 2007

Basic loss per share:
Net loss	$(373,758)
Preferred stock dividend	(166,650)
Net loss available to common shareholders	$(540,408)	220,520	$(2.45)

15.	STOCK OPTION PLAN

Upon acquisition of PBB, the outstanding options under the Professional Business Bank 2001 Incentive and Nonqualified Stock Option Plan became fully vested and were converted to options of the Company at a rate of 0.87 of an option for each option outstanding.  There were no other options issued under the Plan during the period from January 17, 2007 (inception) to December 31, 2007 and, therefore, no stock-based compensation expense has been recognized during 2007.

There were two types of options granted in 2008.  The first were options granted with performance conditions that vest based on certain qualifying events, or cliff vest at the 7th anniversary of the grant date if no qualifying event occurs.  SoCal granted 175,402 and 11,640 of performance based options during the first and third quarters of 2008, respectively.  The second type of options were granted with a time-based condition that cliff vest at the 5th anniversary of the grant date, with the exception of one grant of 32,925 shares that cliff vest at the 1st anniversary of the grant date.  SoCal granted 175,409 and 11,641 of time-based options during the first and third quarters of 2008, respectively.

The following table summarizes the range of assumptions utilized in the calculation of the fair value of the options granted during the year ended December 31, 2008:

Risk-free interest rate	3.21% to 3.46%
Expected life	5 to 6 years
Expected volatility	28% to 30%
Expected dividend yield	N/A
Weighted average grant date fair value	$4.92 to $5.10

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

15.	STOCK OPTION PLAN (Continued)

A summary of stock option activity and related information for the year ended December 31, 2008 follows:

	Number of Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
	(Dollars in thousands, except per share amounts)
Options outstanding at December 31, 2007	135,041	$15.21

Options granted	374,092	$15.00
Options forfeited	(36,584)	$15.00
Options exercised	-	$-

Options outstanding at December 31, 2008	472,549	$15.06	8.0	$-

Options exercisable at December 31, 2008	167,966	$15.17	5.9	$-

Options expected to vest after December 31, 2008	218,113	$15.00	9.3	$-

All options granted in 2008 allow for early exercise into shares of restricted common stock of SoCal under identical vesting terms as the original options.  Such options are not shown as exercisable in the above table.

At December 31, 2008 and 2007, there was $823,000 and $1,500,000, respectively in unrecognized compensation costs related to the outstanding options that is expected to be recognized over a weighted average period of 5.1 years.

16.	SHAREHOLDERS' EQUITY

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

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.	SHAREHOLDERS' EQUITY (Continued)

Dividend Restrictions (Continued)

California law restricts the total dividend payments of any bank to the lesser of the bank's retained earnings or the bank's net income for the latest three fiscal years, less dividends previously paid during that period, without the prior approval of the California Department of Financial Institutions.  There was no amount available for dividend distributions as of December 31, 2008.

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

On December 10, 2007, the Company sold 800,000 shares of the Preferred Stock to the Fund, at a purchase price of $25.00 per share.  In addition, the Company paid the purchaser a fee of $400,000, or 2% of the purchase price.  In accordance with the terms of the Series A preferred stock, the Board of Directors declared the first dividend payable January 1, 2008 and elected to pay the dividend in shares of the Series A preferred stock.  The dividend totaled $166,650, which represented 6,666 shares of the Series A preferred stock.  All subsequent dividends have been paid in shares of the Series A preferred stock and totaled $3,199,400, which represented 127,976 shares of the Series A Preferred Stock, for the year ended December 31, 2008.

Warrants

The merger agreement between SoCal and PBB included the issuance of warrants at a strike price of $0.01 per share as follows:  shareholders of PBB that continued as shareholders of the Company were issued 44,729 warrants, the Fund was issued 133,413 warrants, and 1,170 warrants were issued to an executive officer of the Company.  During the year ended December 31, 2008, 7,102 warrants were exercised.  There were no warrants exercised during the period ended December 31, 2007.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

16.	SHAREHOLDERS' EQUITY (Continued)

Regulatory Matters

The Bank is subject to certain regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC).  Failure to meet these minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements.  The capital guidelines do not apply on a consolidated basis to SoCal because its consolidated assets are less than $500 million and it (1) is not engaged in significant non-banking activities, (2) does not conduct significant off-balance-sheet activities and (3) does not have a material amount of debt or equity securities registered with the Securities and Exchange Commission.

Under capital adequacy guidelines, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices.  These quantitative measures are established by regulation and require that minimum amounts and ratios of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets be maintained.  Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Bank is also subject to additional capital guidelines under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.  The most recent notification to the FDIC categorized the Bank as adequately capitalized under these guidelines.

	December 31, 2008		December 31, 2007
	Amount	Rate	Amount	Ratio
Leverage Ratio

Professional Business Bank	$25,774	7.1%	$19,921	8.8%
Minimum requirement for "Well-Capitalized" institution under prompt corrective action provisions	$18,216	5.0%	$11,300	5.0%
Minimum regulatory requirement	$14,572	4.0%	$9,000	4.0%

Tier 1 Risk-Based Capital Ratio

Professional Business Bank	$25,774	7.7%	$19,921	8.3%
Minimum requirement for "Well-Capitalized" institution under prompt corrective action provisions	$20,101	6.0%	$14,400	6.0%
Minimum regulatory requirement	$13,401	4.0%	$9,600	4.0%

Total Risk-Based Capital Ratio

Professional Business Bank	$30,020	9.0%	$22,940	9.5%
Minimum requirement for "Well-Capitalized" institution under prompt corrective action provisions	$33,502	10.0%	$24,000	10.0%
Minimum regulatory requirement	$26,802	8.0%	$19,200	8.0%

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	FAIR VALUE MEASUREMENTS

Fair Value of Financial Instruments

The carrying and estimated fair values of the Company's financial instruments are as follows (dollar amounts in thousands):

	December 31, 2008		December 31, 2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial assets:
Cash and due from banks	$6,918	$6,918	$4,402	$4,402
Federal funds sold	3,460	3,460	9,130	9,130
Deposits – other financial institutions	225	225	100	100
Investment securities available-for-sale	9,467	9,467	8,786	8,786
Investment securities held-to-maturity	23,854	21,967	-	-
Loans	299,389	304,123	210,257	210,290
FHLB stock	1,598	1,598	916	916
Accrued interest receivable	1,332	1,332	1,110	1,110

Financial liabilities:
Deposits	$303,705	$303,158	$194,050	$193,751
FHLB advances	24,000	24,000	18,000	18,000
Notes payable	8,460	8,460	-	-
Junior subordinated debentures	15,426	10,377	-	-
Accrued interest payable	570	570	415	415

These estimates do not reflect any premium or discount that could result from offering the Company's entire holdings of a particular financial instrument for sale at one time, nor do they attempt to estimate the value of anticipated future business related to the instruments.  In addition, the tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of these estimates.

The following methods and assumptions were used to estimate the fair value of financial instruments.  For cash and due from banks, Federal funds sold, deposits at other financial institutions, variable-rate loans, FHLB stock, accrued interest receivable and payable, demand deposits, short-term FHLB advances and variable-rate and short-term notes payable, the carrying amount is estimated to be fair value.  For investment securities, fair values are based on quoted market prices, quoted market prices for similar securities and indications of value provided by brokers.  The fair values for fixed-rate loans are estimated using discounted cash flow analyses, using interest rates being offered at each reporting date for loans with similar terms to borrowers of comparable creditworthiness. Fair values for fixed-rate certificates of deposit are estimated using discounted cash flow analyses using interest rates offered at each reporting date by the Company for certificates with similar remaining maturities.  The fair value of subordinated debentures was determined based on the current market for like-kind instruments of a similar maturity and structure.  The fair values of commitments are estimated using the fees currently charged to enter into similar agreements and are not significant and, therefore, not included in the above table.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	FAIR VALUE MEASUREMENT (Continued)

Fair Value Measurements under SFAS 157

SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurement.  Upon adoption of SFAS No. 157, there was no cumulative effect adjustment to beginning retained earnings and no impact on the consolidated financial statements.

Fair Value Hierarchy

In accordance with SFAS No. 157, the Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  Valuations within these levels are based upon:

Level 1 – Quoted market prices for identical instruments traded in active exchange markets.

Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable or can be corroborated by observable market data.

Level 3 – Model-based techniques that use at least one significant assumption not observable in the market.  These unobservable assumptions reflect the Company's estimates of assumptions that market participants would use on pricing the asset or liability.  Valuation techniques include management judgment and estimation which may be significant.

Assets Recorded at Fair Value

The following tables present information about the Company's assets and liabilities measured at fair value on a recurring and nonrecurring basis as of December 31, 2008:

Recurring Basis

The Company is required or permitted to record the following assets at fair value on a recurring basis under other accounting pronouncements.

Description	Fair Value	Level 1	Level 2	Level 3

Available-for-sale investment securities	$9,467,470	$-	$9,467,470	$-

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

17.	FAIR VALUE MEASUREMENT (Continued)

Fair Value Measurements under SFAS 157 (Continued)

Assets Recorded at Fair Value (Continued)

Recurring Basis (Continued)

Fair values for available-for-sale investment securities, which include debt securities of U.S. Governmental agencies, obligations of states and political subdivisions, and U.S. Government agencies collateralized by mortgage obligations, are based on quoted market prices for similar securities.

Non-recurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a non-recurring basis.  These include assets that are measured at the lower of cost or market value that were recognized at fair value which was below cost at the reporting date.

Description	Fair Value	Level 1	Level 2	Level 3

Impaired loans	$15,189,000	$-	$15,189,000	$-

The fair value of impaired loans is based on the fair value of the collateral for all collateral dependent loans and for other impaired loans is estimated using a discounted cash flow model.  Impaired loans were determined to be collateral dependent and categorized as Level 2 as the fair values are based on current independent appraisals of the collateral.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.	PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

The condensed parent company financial statements of SoCal follow:

CONDENSED STATEMENT OF FINANCIAL CONDITION

December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and cash equivalents	$428,829	$3,948,093
Investment in subsidiary	53,864,280	50,798,154
Other assets	920,608	803,528

Total assets	$55,213,717	$55,549,775

LIABILITIES AND
SHAREHOLDERS' EQUITY

Note payable, net of fees	$8,460,224	$-
Junior subordinated debentures, net of issuance costs	15,426,192	-
Other liabilities	100,948	563,946
Shareholders' equity	31,226,353	54,985,829

Total liabilities and shareholders' equity	$55,213,717	$55,549,775

CONDENSED STATEMENT OF OPERATIONS

For the Year Ended December 31, 2008 and the
Period from January 17 (Inception) to December 31, 2007

	2008	2007

Interest and other expenses	$3,213,670	$805,468

Loss before income tax benefit and equity in undistributed (loss) earnings of subsidiary	(3,213,670)	(805,468)

Income tax benefit	(121,926)	(332,283)

Loss before equity in undistributed (loss) earnings of subsidiary	(3,091,744)	(473,185)

Equity in undistributed (loss) earnings of subsidiary	(42,902,766)	99,427

Net loss	$(45,994,510)	$(373,758)

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

18.	PARENT COMPANY ONLY CONDENSED FINANCIAL STATEMENTS

CONDENSED STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008 and the
Period from January 17 (Inception) to December 31, 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(45,994,510)	$(373,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Undistributed net income of subsidiary	42,902,766	(99,427)
Net decrease (increase) in other assets	346,922	(713,528)
Net (decrease) increase in other liabilities	(496,635)	453,946

Net cash used in operating activities	(3,241,457)	(732,767)

Cash flows from investing activities:
Investment in bank subsidiary	(6,000,000)	-
Cash paid in connection with the acquisition of PBB	-	(26,182,640)
Cash paid in connection with the acquisition of Spectrum	(24,733,878)	-

Net cash used by investing activities	(30,733,878)	(26,182,640)

Cash flows from financing activities:
Proceeds from notes payable	8,456,000	-
Proceeds from issuance of common stock, net of issuance costs	22,000,000	11,263,500
Proceeds from issuance of preferred stock, net of issuance costs	-	19,600,000
Proceeds from exercise of warrants	71	-

Net cash provided by financing activities	30,456,071	30,863,500

(Decrease) increase in cash and cash equivalents	(3,519,264)	3,948,093

Cash and cash equivalents at beginning of period	3,948,093	-

Cash and cash equivalents at end of year	$428,829	$3,948,093

Noncash financing activities:
Fair value of common stock, options and warrants issued in the acquisition of Professional Business Bank	$-	$24,596,087
Preferred stock dividends paid in stock	$3,199,400	$166,650
Junior subordinated debentures issued in acquisition of Spectrum	$15,464,000	$-

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19.	SUBSEQUENT EVENTS

Related Party Notes Payable

In January, February and March 2009 the Fund made loans to SoCal in the amounts of $2.0 million, $0.5 million and $6.5 million, respectively.  The annual coupon rate on these loans is 15%, and each loan included a transaction fee of 2% of the principal amount payable to the Fund.  The loans mature on July 1, 2009 and can be redeemed at the Fund's discretion in cash, shares of SoCal common stock at 120% of the then prevailing fair value as determined by independent appraisal or shares of SoCal Series A Non-Cumulative Perpetual Preferred Stock at their face value.  Management believes the Fund will either agree to extend the loan or convert the loan as discussed above.  Subsequent to year end, the Fund agreed to defer all interest and fee payments related to these borrowings.

Capital Contributions to the Bank

In January and March 2009, SoCal invested $2.0 million and $5.0 million, respectively, in the Bank's common equity.

Note Payable

On December 31, 2008, SoCal was in violation of three financial covenants relating to its $8.0 million note payable.  In an Amendment executed March 31, 2009, both parties agreed to amend the loan terms and conditions in exchange for waiver of the covenant violations.  Further, on March 31, 2009, SoCal violated a financial covenant relating to the amount of total capital.  On May 12, 2009, SoCal and the lender signed a term sheet wherein the March 31, 2009 covenant violation was waived.  The term sheet also revised the loan terms including:

•	resets quarterly debt service payments to be interest-only from June 2009 through June 2010 and thereafter includes a fixed quarterly $300,000 principal repayment;

•	interest based on three-month LIBOR plus 8.1% for the life of the loan;

•	creates an interest reserve account dedicated to making interest payments until exhausted to be funded with a $800,000 payment from SoCal in May 2009;

•	requires a $200,000 principal payment in May 2009;

•	requires that SoCal grants each quarter, from June 2009 to and including June 2010, 10,000 warrants to the lender to purchase SoCal common stock at one cent per warrant;

•	requires that 25% of the proceeds from new SoCal capital financings be dedicated to principal payments on the loan; and

•	loan principal be paid down by $2.3 million by September 2010.

BELVEDERE SoCAL AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

19.	SUBSEQUENT EVENTS (Continued)

Other Borrowing Arrangements

During the first quarter of 2009, the Bank was notified by one correspondent bank that its $5 million advised Federal Funds line was being withdrawn and that $3.5 million of correspondent bank commitments would require collateralization.  Collateral was provided in the form of Federal Funds sold to that correspondent bank.

Junior Subordinated Debentures

In April and May 2009, SoCal notified the trustee of its $15.5 million junior subordinated debentures that it would be deferring the scheduled April and May 2009 payments.  Terms of the debenture permit SoCal to defer up to 60 monthly interest payments.  Deferred interest payments accrue at a 10% annual rate. The decision to defer future payments will be made monthly after determining compliance with the terms of the note payable requiring principal reductions to a balance less than $5.5 million as discussed in Note 9.

Recent Regulatory Actions

The Board of Directors of the Bank signed a Memorandum of Understanding (the "Regulatory Agreement") with the FDIC and the Commissioner of the DFI on May 1, 2009.  The Regulatory Agreement sets forth certain actions required to be taken by management of the Bank.  The Regulatory Agreement relates primarily to the Bank's asset quality, allowance for loan losses, capital, management and earnings, and requires the Bank to submit certain written plans and quarterly reports to the DFI and the FDIC regarding its loan portfolio, capital levels and profitability, among other matters.  Under the terms of the Regulatory Agreement, the Bank must achieve and maintain a Tier 1 leverage capital ratio and a minimum tangible shareholders’ equity to total tangible assets ratio of not less than 9% and a total risk based capital ratio at a minimum of 12% by December 31, 2009.  Further, classified assets present at October 31, 2008 are required to be reduced relative to the sum of prevailing Tier 1 capital plus the allowance for loan losses to no more than 60% within 120 days and no more than 40% within 210 days of the Regulatory Agreement.  As of March 31, 2009, these classified assets were 78% of prevailing Tier 1 capital plus the allowance for loan losses.  Additionally, the Regulatory Agreement requires that, prior to declaring or paying any cash dividends, the Bank must obtain the prior written consent of the FDIC and the DFI.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K (as required by paragraph (b) of Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act)), SoCal's principal executive officer and principal financial officer have concluded that SoCal’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) were effective to ensure that information required to be disclosed by SoCal in reports that it files or submits under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

REPORT OF MANAGMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting at SoCal. Internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of SoCal’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). A company’s internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of our assets, (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the company, and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of SoCal’s financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of December 31, 2008, SoCal carried out an evaluation, under the supervision and with the participation of Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of internal control over financial reporting pursuant to Rule 13a-15(c), as adopted by the SEC under the Exchange Act. In evaluating the effectiveness of the internal control over financial reporting, management used the framework established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of SoCal’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2008:

1.
Our Internal Control over Financial Reporting related to the allowance for loan losses and the completeness and accuracy of the provision for loan losses contained multiple deficiencies that represent material weaknesses. Specifically, SoCal did not:

●	Maintain policies and procedures to ensure that line personnel perform an analysis adequate to risk classify the loan portfolio.
●	Effectively monitor whether the number of qualified and trained personnel in our credit administration processes is sufficient to identify problem loans timely.
●	Maintain policies and procedures to ensure that SFAS 114 Accounting by Creditors for Impairment of a Loan documentation is prepared timely, accurately and subject to supervisory review.
●
Effectively monitor whether lending personnel provide information about at risk loans to credit administration on a timely basis, including appraisals necessary to support the valuations of collateral included in our SFAS 114 analysis.

Based on our assessment and the criteria discussed above, SoCal has concluded that, as of December 31, 2008, the internal control over financial reporting was not effective as a result of the aforementioned material weakness.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors

The following table sets forth age, position and a brief account of the business experience during the past five years of SoCal’s current directors and executive officers.

Name	Age	Position/Background
Alison Davis	47
Ms. Davis is the Managing Partner of Belvedere Capital LLC, the management company of the Fund, and a Managing Member of Belvedere Capital Partners II LLC, the general partner of the Fund. Prior to joining Belvedere in February 2004, Ms. Davis was the CFO of Barclays Global Investors, the San Francisco-based institutional money management firm with over $1.5 trillion of assets under management, and operations in North America, Europe and Asia since 2000. Ms. Davis began her career with McKinsey and Company in 1984 and joined A.T. Kearney in 1993 as a leader of the Global Financial Institutions Group in New York and later in San Francisco where she also took on the role of West Coast Practice Leader. Ms. Davis is a Director of Les Concierges, LECG, LLC, and Presidio Bank. Ms. Davis holds a B.A. with honors and a Masters degree from Cambridge University in England, and a combined M.B.A. from Harvard Business School and Stanford Graduate School of Business.

Mary Lynn Lenz	54
Ms. Lenz was appointed Director of SoCal and President and CEO of both SoCal and the Subsidiary Bank on March 16, 2009. Ms. Lenz previously served as President and CEO of Massachusetts-based Slade’s Ferry Bancorp which was acquired by Independent Bank Corp. in 2008. Prior to Slade’s, Ms. Lenz was the Executive Vice President of Retail Banking for Citizens Bank of Massachusetts, a wholly owned subsidiary of Royal Bank of Scotland with assets of $164 billion. Ms. Lenz’s career also includes 10 years at Cleveland-based KeyCorp in a variety of leadership roles in small business banking, mortgage banking and retail banking. Ms. Lenz attended the State University of New York, College of Buffalo and Niagara University. She served on numerous non-profit boards including Leadership SouthCoast, American Heart Association, Saint Anne’s Hospital (Fall River, MA) and the Massachusetts Bankers Association.

Justin C.R. Evans	31
Mr. Evans is a member of Belvedere Capital Partners II LLC, the general partner of the Fund.  Prior to joining Belvedere in 2005, Mr. Evans served as an advisor and principal investor at organizations such as J.P. Morgan, Chinasource Investment Partners and Bain & Company.  Mr. Evans holds an M.B.A. from the Stanford University Graduate School of Business and an A.B. with honors from Dartmouth College.

Except for Ms. Davis, none of SoCal’s directors are a director of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940, whose common stock is registered pursuant to Section 12 of the Exchange Act.

Executive Officers

The following summary sets forth the age, position and a brief account of the business experience during the past five years of those current executive officers of SoCal who are not also directors of SoCal.

Name	Age	Position/Background
James Westfall	56
Mr. Westfall is both SoCal’s and the Subsidiary Bank’s Chief Financial Officer. Prior to joining SoCal, Mr. Westfall spent more than 30 years in financial management positions, including at Bank of America, Chela Financial and Greater Bay Bancorp, the latter two as Chief Financial Officer.  Mr. Westfall is past president of the North American Asset Liability Management Association.   Mr. Westfall holds a B.A. in Economics from Duke University and an M.B.A. from the University of Chicago, Graduate School of Business.

Norman Broyer	65
Mr. Broyer is the Subsidiary Bank’s Chief Risk Officer and Chief Credit Officer.  Mr. Broyer joined the Subsidiary Bank in 2001 and brings over 35 years of commercial bank lending and real estate industry experience. Mr. Broyer began his banking career at Union Bank, followed by subsequent positions in lending and credit administration at several Southern California community and regional banks. He joined the Subsidiary Bank in 2001, as a Chief Credit Officer. Mr. Broyer holds a B.S. in Business Administration from the University of California, Berkeley.

Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16 of the Exchange Act does not apply to SoCal because it does not have a class of security registered under Section 12 of the Exchange Act.

Code of Ethics.  We have adopted a Code of Ethics that applies to all of our employees and directors, and complies with the SEC’s requirements for a code of ethics applicable to senior executive officers.  A copy of the Code of Ethics is being filed as an exhibit to this annual report.

Nominating Committee. There were no material changes to the procedures by which security holders may recommend nominees to our Board during 2008.

Audit Committee.  SoCal has an Audit Committee established in accordance with Section 3(a)(58) of the Exchange Act.  Pursuant to its charter, the Audit Committee is a standing committee appointed annually by the Board.  The Committee assists the Board in fulfilling its responsibility to the stockholders and depositors relating to the quality and integrity of SoCal’s accounting systems, internal controls and financial reporting processes, the identification and assessment of business risks and the adequacy of overall control environment within SoCal.

Audit Committee Financial Expert.  The Board has determined it does not have an “audit committee financial expert,” as such term is defined in the rules and regulation under the Securities Act of 1933 as amended, serving on its audit committee. The Board does not have an audit committee financial expert for a variety of reasons, including but not limited to the depth of financial experience of Director Evans.

During 2008, the following were members of the audit, compensation and/or nominating and corporate governance committees:

Name	Audit	Compensation	Nominating and Corporate Governance
William Baribault (1)		X	X
Alison Davis	X	X	X
Justin C.R. Evans	X	X
Jae Lim (2)	X	X
Larry Tashjian (3)	X		X

(1)	Mr. Baribault resigned as director on March 31, 2009.
(2)	Mr. Lim resigned as director on May 31, 2008.
(3)	Mr. Tashjian resigned as director on March 23, 2009.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE (1)

The following table sets forth information regarding compensation earned by our Named Executive Officers for service during each of the last two completed fiscal years, as applicable:

Name and Principal Position	Year	Salary ($)	Bonus ($)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)(7)	Total ($)

William Baribault Former President, CEO and Director (2)	2008	252,308	100,000	139,557	-	38,970	530,835

Alan Lane Former Executive Chairman (3)	2008	178,128	72,500	50,531	-	11,295	312,454
	2007	18,462	-	-	-	900	19,362

Norman Broyer Chief Risk Officer and Chief Credit Officer	2008	245,657	50,000	18,188	-	16,644	330,489
	2007	191,750	-	56,674	123,750	10,395	382,569
 _____________________
(1)
SoCal acquired PBB on November 23, 2007. Prior to such date, SoCal had no significant operations. Accordingly, the compensation information and discussion thereof contained in this report for periods subsequent to November 23, 2007 are for SoCal. Periods prior to November 23, 2007 relate to PBB only. The information is comparable as the sole subsidiary of SoCal through and including December 31, 2007 was PBB.

(2)	Mr. Baribault was President and CEO from February 28, 2008 until March 23, 2009. Mr. Baribault resigned as director on March 31, 2009.
(3)	Mr. Lane resigned as Executive Chairman on December 5, 2008 and as a director on December 31, 2008.
(4)	Amounts paid to each named officer in 2008 were discretionary and were approved by the Board on a subjective basis.
(5)
Represents the compensation cost recognized in each respective year for financial statement reporting purposes under SFAS 123(R) with respect to the stock option awards of SoCal granted to the named executive officer.

(6)
Represents amounts paid (or accrued) to each Named Executive Officer in 2007 based on certain performance goals. The performance goals included: i) loan and deposit growth goals, and ii) individual project goals.  Management team members were eligible for bonuses at 90% achievement of goals, and an escalating scale for each additional 10% growth level achieved, provided unlimited upside potential.

(7)
Amounts paid in 2008 to each respective Named Executive Officer are set forth in the table below and include automobile allowances, contributions to the SoCal 401(k) Plan, group life insurance imputed income and benefits premiums.

	Automobile Allowance ($)	Club Dues ($)	401(k) Contributions ($)	Group Life Insurance	Benefits Premiums	Total ($)
William Baribault	10,000	7,494	13,800	330	7,346	38,970
Alan Lane	-	-	11,190	105	-	11,295
Norman Broyer	7,200	-	8,866	578	-	16,644

Employment Agreements

William Baribault, Alan Lane and Norman Broyer had written employment agreements that governed the terms of their compensation in 2008.  Their employment agreements provided for potential payments upon termination of employment for certain reasons, including a change in control.  Beginning March 16, 2009, Mary Lynn Lenz had a written employment agreement that governed the terms of her compensation in 2009.

William Baribault

SoCal entered into an employment agreement with William Baribault on August 14, 2008, effective February 28, 2008, to serve as President and Chief Executive Officer.  Mr. Baribault’s employment agreement terminated upon his resignation as President and Chief Executive Officer on March 23, 2009.  Mr. Baribault resigned as a director on March 31, 2009.

Alan Lane

SoCal entered into an employment agreement with Alan Lane on January 14, 2008 to serve as Executive Chairman of the Board of SoCal.  Mr. Lane’s employment agreement terminated upon his resignation as Executive Chairman on December 5, 2008.  Mr. Lane resigned as a director on December 31, 2008.

Norman Broyer

SoCal entered into an employment agreement with Norman Broyer on March 10, 2008 and effective March 7, 2008 to serve as PBB’s President, Chief Risk Officer and Chief Credit Officer, and as Spectrum’s (acquired by SoCal on January 31, 2008) President, Chief Risk Officer.  This new agreement terminated the previous employment agreement with PBB entered into on February 2, 2005. The term of this new agreement is for a three year term commencing on March 7, 2008 with a base salary of $250,000, bonus target of $100,000 upon achievement of certain performance objectives, and automobile allowance of $600 per month. In the event of a termination without cause (as defined in the agreement), severance would be payable equal to one year’s salary, a pro-rated bonus payment and up to twelve months paid group health insurance. The agreement also allows Mr. Broyer to participate in the company’s benefits plans generally available to all employees, including health, welfare, 401(k) and paid time off.

Mary Lynn Lenz

SoCal entered into an employment agreement with Mary Lynn Lenz on March 16, 2009 (the “Effective Date”) to serve as SoCal’s Chief Executive Officer and President.  This new agreement is for a three year term commencing on March 16, 2009 with a base salary of $300,000, bonus target of $120,000 upon achievement of certain performance objectives, and automobile allowance of $1,000 per month.  Ms. Lenz will also receive options equal in count to 3.0% of SoCal’s outstanding common stock along with future option grants equal in count to 3.0% of any increase in SoCal common stock resulting from the close of future acquisitions. In the event of a termination without cause (as defined in the agreement), severance would be payable equal to one year’s salary, a pro-rated bonus payment and up to twelve months paid group health insurance.  Ms. Lenz also received relocation benefits of up to $10,000 in legal expenses, $20,000 in relocation expenses and up to $3,500 per month for temporary housing for up to 6 months.  The agreement also allows Ms. Lenz to participate in the SoCal’s benefit plans generally available to all employees, including health, welfare, 401(k) and paid time off.

There are no other employment agreements in effect, as of May 13, 2009, between SoCal or the Subsidiary Bank and the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date
William Baribault	13,920	-	11.49	10/27/2012
	4,785	-	15.23	5/24/2014
		32,925 (2)	15.00	2/27/2018
		16,962 (3)	15.00	2/27/2018
		49,887 (4)	15.00	2/27/2018

Alan Lane	-	41,573 (5)	15.00	3/1/2018
		41,572 (6)	15.00	3/1/2018

Norman Broyer	7,612	-	20.69	5/1/2015
		14,966 (5)	15.00	3/1/2018
		14,966 (6)	15.00	3/1/2018

(1)
At the election of the Named Executive Officer, these options may be exercised into shares of restricted stock, in whole or in part, as to the unvested shares.  Such restricted shares will be subject to repurchase by SoCal until the original vesting date of the underlying option.

(2)	100% of the unvested options will vest on February 28, 2009.
(3)	100% of the unvested options will vest on February 28, 2013.
(4)	100% of the unvested options will vest on February 28, 2015.
(5)	100% of the unvested options will vest on February 29, 2013.
(6)	100% of the unvested options will vest on February 29, 2015.

DIRECTOR COMPENSATION

During 2008, outside directors were paid an annual retainer fee of $25,000, which was paid on a monthly basis. Beginning April 1, 2009, outside directors will receive an annual retainer fee of $30,000, an additional $10,000 for each committee they chair and an additional $10,000 if the director also serves on the Subsidiary Bank's board of directors.  Additionally, in lieu of their option awards, outside directors will receive an additional retainer fee of $4,500 per month until the earlier of December 2009 or upon receipt of an option award.  As of May 13, 2009, there are no outside directors.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (4)	Total ($)
William Baribault (1)	5,000	139,557	144,557
Alison Davis (5)	-	10,102	10,102
Justin C.R. Evans (5)	-	6,250	6,250
Jae Lim (2)	-	-	-
Larry Tashjian (3)	25,000	10,102	35,102

(1)
Mr. Baribault received outside director fees for the first quarter of 2008, prior to his appointment as President and CEO in February 2008.  His salary and other compensation as President and CEO are included in the Summary Compensation Table.   Mr. Baribault resigned as director on March 31, 2009.

(2)	Mr. Lim resigned as director on May 31, 2008.
(3)	Mr. Tashjian resigned as director on March 23, 2009.
(4)
The amounts in this column represent the dollar expense amounts recognized for financial statement reporting purposes in fiscal year 2008 with regard to share-based awards, as determined pursuant to SFAS 123R.  Mr. Lim forfeited his option award upon his resignation and all associated 2008 SFAS 123(R) expense was reversed.

(5)	As members of the General Partner of the Fund, SoCal’s majority shareholder, neither Ms. Davis nor Mr. Evans received any cash retainer fees during 2008.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

SoCal has one stock-based compensation plan, the Belvedere SoCal 2007 Equity Incentive Plan (the “Plan”), which, among other things, permits the grant of stock options and stock purchase rights.  The Plan is designed primarily to attract and retain personnel and provide additional incentives to employees, directors and consultants to promote the success of SoCal’s business.  The maximum aggregate number of shares that may be issued under the Plan is 1,500,000.  The amount, frequency and terms of share-based awards are subject to all applicable terms and conditions of the Plan and such other terms and conditions as prescribed by a Committee of the Board of Directors.  New shares are issued upon the exercise of options.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	644,759	$11.06	1,027,451
Equity compensation plans not approved by security holders	-	-	-
Total	644,759	$11.06	1,027,451

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

As of May 1, 2009, no individual known to SoCal owned more than five percent (5%) of the outstanding shares of its Common Stock except as described below.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Belvedere Capital Fund II L.P. One Maritime Plaza Suite 825 San Francisco, CA 94111	2,562,597 (1)	73.9%
____________
(1)
Alison Davis and Richard W. Decker, Jr., through their position as managing members of Belvedere Capital and voting members of Belvedere Capital’s Investment Committee, have shared power to vote or dispose of the 2,429,184 shares and 133,413 warrants convertible into 133,413 shares of common stock held by Belvedere Capital Fund II, L.P.

Security Ownership of Management

The following table sets forth, as of May 1, 2009, information as to the shares concerning the equity ownership of SoCal’s directors and Named Executive Officer and directors and executive officers as a group.  SoCal has two classes of shares outstanding, Common Stock and Preferred Stock.

Under SEC rules, beneficial ownership includes any shares of common stock which a person has sole or shared voting power or investment power and any shares of common stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement. Percentage of beneficial ownership is calculated based on 3,332,500 shares of our common stock outstanding as of May 1, 2009. In calculating the number of shares beneficially owned and the percentage ownership, options or warrants held by that person that are currently exercisable or convertible or become exercisable or convertible within 60 days after May 1, 2009 are deemed outstanding even if they have not actually been exercised or converted. The shares issuable under these securities are treated as outstanding for computing the percentage ownership of the person holding these securities but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, we believe that all persons named in this table have sole voting power and investment power over all the shares beneficially owned by them

Name of Beneficial Owner	Relationship with Company	Amount and Nature of Beneficial Ownership (1)	Percent of Class
William Baribault (2)	Former President, Chief Executive Officer and Director	130,105	3.77%
Alan Lane (3)	Former Executive Chairman	10,957	*
Norman Broyer (4)	Chief Risk Officer and Chief Credit Officer	42,331	1.26%
Mary Lynn Lenz (5)	Chief Executive Officer, President and Director	-	-
Alison Davis (6)	Director	2,579,226	74.1%
Justin C.R. Evans (7)	Director	16,629	*
All directors and officers of the Company as a group (5 people)		2,638,186	74.6%

*Less than 1% of the total outstanding shares of Common Stock.

(1)
Except as otherwise indicated in these notes, and subject to applicable community property laws and shared voting and investment, amounts include shares held by each person’s spouse (except where legally separated) and minor children; shares held by a family trust as to which such person is a trustee with sole voting and investment power (or shares power with a spouse); or shares held in an Individual Retirement Account as to which such person has pass-through voting rights and investment power.

(2)	Consists of: a) 11,626 shares as to which Mr. Baribault has sole voting and investment power and b) 118,479 shares issuable pursuant to options exercisable within 60 days of May 1, 2009.
(3)
Consists of 10,957 shares as to which Mr. Lane has sole voting and investment power, including warrants convertible into 1,170 shares of common stock.  Mr. Lane forfeited all unexercised options as of March 31, 2009, 90 days from his date of resignation.

(4)	Consists of: a) 4,787 shares as to which Mr. Broyer has sole voting and investment power and b) 37,544 shares issuable pursuant to options exercisable within 60 days of May 1, 2009.
(5)	As of May 1, 2009, Ms. Lenz has no equity ownership in SoCal.
(6)
Consists of: a) 2,562,597 shares which Ms. Davis, through her position as a managing member of Belvedere Capital and a voting member of Belvedere Capital’s Investment Committee, has shared power to vote or dispose of the securities held by the Fund, including warrants convertible into 133,413 shares of common stock and b) 16,629 shares issuable pursuant to options exercisable within 60 days of May 1, 2009.

(7)
Consists of 16,629 shares issuable pursuant to options exercisable within 60 days of May 1, 2009.  Mr. Evans is a non-voting member of Belvedere Capital’s Investment Committee and thus has no power to vote or dispose of the securities held by the Fund, including its ownership of SoCal.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE.

Transactions with Related Persons.  Except as disclosed below, there have been no transactions, or series of similar transactions, during 2008, or any currently proposed transaction, or series of similar transactions, to which SoCal was or is to be a party, in which the amount involved exceeded or will exceed the lesser of $120,000 or 1% of the average total assets at year-end for the last three completed fiscal years, and in which any director (or nominee for director) of SoCal, executive officer of SoCal, any shareholder owning of record or beneficially 5% or more of Company Common Stock, or any member of the immediate family of any of the foregoing persons, had, or will have, a direct or indirect material interest.

SoCal, the Subsidiary Bank and the Fund entered into a management agreement under which the Fund will provide to SoCal and the Subsidiary Bank certain management support for a fee of 5% of Subsidiary Bank’s pretax profits subject to a minimum of $200,000 and a maximum of $750,000 per year.  In 2008, SoCal paid $191,997 to the Fund.  In addition, the Fund will work with SoCal in identifying, structuring, negotiating and completing acquisitions.

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

Director Independence.  SoCal is not listed on an national securities exchange or quoted on the OTC Bulletin Board.  Therefore, the Board has adopted the definition of independence as defined in Rule 5000(a)(19), formerly Rule 4200(a)(15), of the listing standards for the companies quoted on the NASDAQ Stock Market.  There are no family relationships between any of the directors or executive officers.  At December 31, 2008, the SoCal Board had one independent director, Director Tashjian.  Upon Director Tashjian’s resignation, no directors of the SoCal Board were independent.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

During the fiscal years ended December 31, 2008 and December 31, 2007, respectively, SoCal retained and paid Perry-Smith LLP to provide audit and other services as follows:

	2008	2007
Audit Fees (1)	$208,810	$109,000
Tax Fees (2)	55,545	40,665
All Other Fees (3)	37,740	2,300
Total	$302,095	$151,965

(1)	Audit fees consisted of audit work performed in the preparation and review of the financial statements.
(2)	Tax fees consisted of assistance with matters related to tax compliance and counseling.
(3)	All other fees consisted of consulting services.

ITEM 15.  EXHIBITS.

Index to Exhibits

15(a)(1) Financial Statements

The financial statements of the registrant as listed in the “Index to Financial Statements” included in Item 8, Financial Statements and Supplementary Data, of this report, are filed as part of this report.

15(a)(2) Financial Statement Schedules

Financial statement schedules have been omitted because the required information is not present, or not present in amounts sufficient to require submission of the schedules, or because the required information is provided in the financial statements or notes thereto.

15(a)(3) Exhibits

The exhibits required to be filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index attached hereto and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Exhibit Description
3.1†	Articles of Incorporation.
3.2†	Amended and Restated Bylaws, dated June 16, 2008.
4.1	Warrant Agreement, dated November 23, 2007 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed November 19, 2008).
4.2	Indenture, dated January 31, 2008 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed February 6, 2008).
4.3	Amended and Restated Declaration of Trust, dated January 31, 2008 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed February 6, 2008).
4.4	Purchase Agreement, dated January 31, 2008 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed February 6, 2008).
4.5	Stock Purchase Agreement, dated January 29, 2008 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed February 6, 2008).
4.6
Certificate of Determination for Series A Non-Cumulative Perpetual Preferred Stock, dated December 10, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 13, 2007).

4.7	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4/A filed on May 2, 2007).
10.1*	Employment Agreement with Michael McCall dated December 5, 2007 (incorporated by reference to Exhibit 10.8 to the Annual Report on Form 10-KSB filed March 31, 2008).
10.2*	Employment Agreement with Alan J. Lane dated January 14, 2008 (incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-KSB filed March 31, 2008).
10.3*	Employment Agreement with Norman Broyer dated March 7, 2008 (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-KSB filed March 31, 2008).
10.4*	Employment Agreement with William Baribault dated August 14, 2008 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed November 19, 2008).
10.5*	Employment Agreement with Mary Lynn Lenz dated March 16, 2009 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed May 1, 2009).
10.6	Series A Non-Cumulative Perpetual Preferred Stock Purchase Agreement, dated December 10, 2007 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 13, 2007).
10.7	Business Loan Agreement with Pacific Coast Bankers’ Bank dated March 18, 2008 (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-KSB filed March 31, 2008).
10.8	Promissory Note with Pacific Coast Bankers’ Bank dated March 18, 2008 (incorporated by reference to Exhibit 10.6 to the Annual Report on Form 10-KSB filed March 31, 2008).
10.9	Commercial Pledge Agreement with Pacific Coast Bankers’ Bank dated March 18, 2008 (incorporated by reference to Exhibit 10.7 to the Annual Report on Form 10-KSB filed March 31, 2008).
10.10	First Amendment and Waiver Agreement dated April 14, 2009 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed May 1, 2009).
10.11†	Second Amendment and Waiver Agreement dated May 12, 2009.
10.12	Senior Note with Belvedere Capital Fund II L.P. dated December 31, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 6, 2009).
10.13	Senior Note with Belvedere Capital Fund II L.P. dated January 30, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 1, 2009).
10.14	Senior Note with Belvedere Capital Fund II L.P. dated February 13, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 1, 2009).
10.15	Senior Note with Belvedere Capital Fund II L.P. dated March 31, 2009 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 1, 2009).
10.16	Form of Management Agreement with SoCal, PBB, and the Fund (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4/A filed on May 2, 2007).
10.17	First Amendment to Management Agreement with SoCal, PBB, and the Fund, dated January 29, 2008 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed November 19, 2008).
10.18*	2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration State on Form S-8 filed January 24, 2008).
10.19	Form of Indemnification Agreement.
14.1†	Code of Personal and Business Conduct Ethics
21.1†	Subsidiaries of Belvedere SoCal
31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Filed herewith.
*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2009.

Belvedere SoCal By: /s/ Mary Lynn Lenz Mary Lynn Lenz Chief Executive Officer (Principal Executive Officer)

By: /s/ James Westfall James Westfall Senior Vice President and Chief Financial Officer (Principal Financial Officer) (Chief Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Mary Lynn Lenz	Chief Executive Officer, President and Director	May 14, 2009
Mary Lynn Lenz

/s/ Justin Evans	Director	May 14, 2009
Justin Evans

/s/ Alison Davis	Secretary, Director	May 14, 2009
Alison Davis